Form 10-Q
period 1994-12-31
BAY STATE GAS CO /NEW/
filed 1995-02-09
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1994

                         Commission file number 1-7479

                               _________________

                             BAY STATE GAS COMPANY
             (Exact name of registrant as specified in its charter)

         Massachusetts                                      04-2548120
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

   300 Friberg Parkway, Westborough, Massachusetts 01581-5039  (508/836-7000)
        (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES ( X )        NO (    )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at January 31, 1995
                 -----                      -------------------------------

   Common Stock, $3.33 1/3 par value                13,338,294  Shares


                               TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Earnings - Three months and
    twelve months ended December 31, 1994 and 1993                           3

    Consolidated Balance Sheets at December 31, 1994, 1993
    and September 30, 1994                                                   4

    Consolidated Statements of Capitalization at December 31,
    1994, 1993 and September 30, 1994                                        5

    Consolidated Statements of Cash Flows - Three months and
    twelve months ended December 31, 1994 and 1993                           6

    Notes to Consolidated Financial Statements                               7

    Independent Auditors' Report                                             9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities                                            12

  Item 3.  Defaults Upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

  SIGNATURES                                                                14

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                     BAY STATE GAS COMPANY
                               Consolidated Statements of Earnings
                       (Unaudited, in thousands, except per share amounts)
                                             Three months ended              Twelve months ended
                                                December 31,                    December 31,
                                                1994       1993                 1994        1993
- ------------------------------------------------------------------------------------------------
Gas revenues                               $ 113,014  $ 133,816            $ 420,099   $ 405,123
Cost of gas sold                              66,580     83,031              260,449     247,406
- ------------------------------------------------------------------------------------------------
Net gas revenues                              46,434     50,785              159,650     157,717
- ------------------------------------------------------------------------------------------------
Transportation revenues                        1,002        626                2,909       1,085
Other operating revenues                       1,586      1,695                7,676       7,366
- ------------------------------------------------------------------------------------------------
Total net operating revenues                  49,022     53,106              170,235     166,168

Operating expenses:
  Operations                                  17,151     18,583               75,025      77,157
  Maintenance                                  2,015      1,967                8,324       7,955
  Depreciation and amortization                6,263      5,957               23,781      22,268
  Federal and state taxes on income            6,635      8,114               14,185      13,996
  Other taxes, principally property taxes      2,642      2,534               11,205      10,193
- ------------------------------------------------------------------------------------------------
Total operating expenses                      34,706     37,155              132,520     131,569
- ------------------------------------------------------------------------------------------------

Operating income                              14,316     15,951               37,715      34,599
Other income (expense), net of taxes              37       (493)                 612         172
- ------------------------------------------------------------------------------------------------
Income before interest expense                14,353     15,458               38,327      34,771
- ------------------------------------------------------------------------------------------------
Interest expense:
  Long-term debt                               3,761      3,615               14,544      12,987
  Other                                          115         45                  619         515
- ------------------------------------------------------------------------------------------------
Total interest expense                         3,876      3,660               15,163      13,502
- ------------------------------------------------------------------------------------------------

Net income                                    10,477     11,798               23,164      21,269
Dividend requirements on preferred stock          76         78                  308         312
- ------------------------------------------------------------------------------------------------
Earnings applicable to common stock        $  10,401  $  11,720            $  22,856   $  20,957
================================================================================================

Average number of shares outstanding          13,330     12,937               13,184      12,810
================================================================================================
Earnings per average common share          $    0.78  $    0.91            $    1.73   $    1.64
================================================================================================
Dividends declared per common share        $   0.365  $   0.355            $    1.45   $    1.41
================================================================================================
                The accompanying notes are an integral part of these statements.


                                                       BAY STATE GAS COMPANY
                                                    Consolidated Balance Sheets
                                                          (In thousands)
                                                                             December 31,      September 30,
                                                                         1994         1993              1994
- ------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)              (Audited)
ASSETS
Utility plant, at cost                                              $ 642,155    $ 590,471         $ 627,131
Accumulated depreciation and amortization                             166,978      145,319           163,023
- ------------------------------------------------------------------------------------------------------------
Net utility plant                                                     475,177      445,152           464,108
- ------------------------------------------------------------------------------------------------------------
  Other property and investments,  at cost                             13,275       13,037            12,721
- ------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                   4,220        2,318             3,980
  Accounts receivable, less allowances of $4,559 ,  $4,364
    and $5,072                                                         46,589       56,541            25,490
  Unbilled revenues                                                     9,953       11,386             3,661
  Deferred gas costs                                                   11,222       23,404             7,468
  Prepaid and deferred income taxes                                     2,966          703             9,097
  Inventories, at average cost                                         23,730       25,727            24,451
  Prepaid benefit plans and other                                      26,747       16,009            28,202
- ------------------------------------------------------------------------------------------------------------
Total current assets                                                  125,427      136,088           102,349
- ------------------------------------------------------------------------------------------------------------
Deferred debits :
  Income taxes                                                         15,792       14,780            14,751
  Other                                                                25,850       20,536            26,799
- ------------------------------------------------------------------------------------------------------------
                                                                    $ 655,521    $ 629,593         $ 620,728
============================================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements) :
  Common stock equity                                               $ 222,018    $ 209,664         $ 215,389
  Preferred stock equity                                                5,293        5,392             5,293
  Long-term debt,  net                                                193,000      186,000           191,000
- ------------------------------------------------------------------------------------------------------------
Total capitalization                                                  420,311      401,056           411,682
- ------------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 3)                                     --           --                --
Current liabilities:
  Short-term debt                                                      53,625       61,000            37,750
  Current maturities of long-term debt                                     --        4,000                --
  Accounts payable                                                     34,646       39,666            26,734
  Fuel purchase commitments                                            20,500       21,984            20,820
  Refunds due customers                                                13,653        2,518            10,509
  Taxes accrued                                                         9,236        5,296            11,588
  Other                                                                 9,913       10,454             7,905
- ------------------------------------------------------------------------------------------------------------
Total current liabilities                                             141,573      144,918           115,306
- ------------------------------------------------------------------------------------------------------------
Deferred credits:
  Deferred income taxes                                                70,216       64,976            69,198
  Other                                                                23,421       18,643            24,542
- ------------------------------------------------------------------------------------------------------------
                                                                    $ 655,521    $ 629,593         $ 620,728
============================================================================================================
                                 The accompanying notes are an integral part of these statements.



                                                       BAY STATE GAS COMPANY
                                             Consolidated Statements of Capitalization
                                                          (In thousands)

                                                                        December 31,        September 30,
                                                                     1994          1993              1994
- ---------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)                (Audited)
Common stock equity:
Common Stock, $3.33 1/3 par value, authorized 36,000,000
  shares; 13,337,794, 12,979,574 and 13,290,491 shares
  outstanding                                                   $  44,459     $  43,265         $  44,302
Paid-in capital                                                   100,083        92,860            99,145
Retained earnings                                                  77,476        73,539            71,942
- ---------------------------------------------------------------------------------------------------------
Total common stock equity                                         222,018       209,664           215,389
- ---------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Non-redeemable cumulative preferred stock                         2,572         2,572             2,572
  Redeemable cumulative preferred stock                             2,721         2,820             2,721
- ---------------------------------------------------------------------------------------------------------
Total cumulative preferred stock                                    5,293         5,392             5,293
- ---------------------------------------------------------------------------------------------------------
Long term debt:
  Revolving credit agreement                                       20,000        13,000            18,000
  Notes                                                           173,000       177,000           173,000
- ---------------------------------------------------------------------------------------------------------
Total long-term debt                                              193,000       190,000           191,000
Less current maturities                                                --         4,000                --
- ---------------------------------------------------------------------------------------------------------
Long-term debt, net                                               193,000       186,000           191,000
- ---------------------------------------------------------------------------------------------------------
Total capitalization                                            $ 420,311     $ 401,056           411,682
=========================================================================================================
                                The accompanying notes are an integral part of these statements.


                                                       BAY STATE GAS COMPANY
                                               Consolidated Statements of Cash Flows
                                                     (Unaudited, in thousands)
                                                                     Three months ended                     Twelve months ended
                                                                        December 31,                            December 31,
                                                                     1994          1993                      1994          1993
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  10,477     $  11,798                 $  23,164     $  21,269
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   6,263         5,957                    23,781        22,268
    Deferred income taxes                                           3,872        13,397                     9,598        15,156
Changes in operating assets and liabilities:
    Accounts receivable                                           (21,099)      (32,395)                    9,952        (6,660)
    Inventories                                                       721         3,779                     1,997        (4,596)
    Accounts payable                                                7,912        12,467                    (5,020)       (2,566)
    Fuel purchase commitments                                        (320)           38                    (1,484)        4,257
    Taxes accrued                                                  (4,461)        3,417                    (1,457)        3,715
    Refunds due customers                                           3,144         2,231                    11,135           227
    Deferred gas costs                                             (3,754)       (9,000)                   12,182       (11,243)
    Prepaid benefit plans and other                                 1,455         1,749                   (10,738)       (6,736)
    Prepaid and deferred income taxes                               5,993         4,110                    (2,314)          666
    Unbilled revenues                                              (6,292)       (7,616)                    1,433           440
    Other                                                             819       (13,013)                      830       (12,554)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 4,730        (3,081)                   73,059        23,643
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC)                      (17,933)      (13,846)                  (54,033)      (45,114)
Additions to other property and investments                          (582)         (352)                   (1,649)         (868)
MASSPOWER investment                                                   --            --                        --        (4,200)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (18,515)      (14,198)                  (55,682)      (50,182)
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                            1,095         2,445                     8,417         9,439
Dividends on common stock                                          (4,869)       (4,589)                  (19,110)      (18,054)
Dividends on preferred stock                                          (76)          (78)                     (308)         (312)
Issuance of long-term debt                                          2,000        10,000                    17,000        63,000
Retirements of preferred stock and long-term debt                      --            --                   (14,099)      (38,835)
Short-term debt                                                    15,875        10,550                    (7,375)        9,650
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                14,025        18,328                   (15,475)       24,888
- -------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
 INVESTMENTS                                                          240         1,049                     1,902        (1,651)
Cash and temporary cash investments at beginning of
 period                                                             3,980         1,269                     2,318         3,969
- -------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period            $   4,220     $   2,318                 $   4,220     $   2,318
===============================================================================================================================
Supplemental cash flow information:
Cash paid during the year for:
   Interest (net amount capitalized)                            $   4,952     $   4,931                 $  15,533     $  12,421
===============================================================================================================================
   Income taxes                                                 $   1,046     $     967                 $   9,105     $   8,691
===============================================================================================================================
                                 The accompanying notes are an integral part of these statements.


                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1993
                                  (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1994.

Because of the seasonal nature of the Company's business, the results of operations for the three months ended December 31, 1994 and 1993 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - REGULATORY MATTERS

Granite State Gas Transmission, Inc. ("Granite"), a wholly owned subsidiary of the Company, reached a settlement with the Federal Energy Regulatory Commission ("FERC") staff for a $1.1 million increase in annual revenues, and expects final approval from the FERC within the next few months. Granite began billing higher rates November 1, 1994.

In response to the competitive environment created by FERC Order 636, the Company is planning to file a revenue-neutral rate restructuring with the Massachusetts Department of Public Utilities in April 1995. The goal of this restructuring is to ensure that the Company maintains its competitive position in a deregulated arena, retain and expand its customer base and to keep its customers' gas cost low.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Environmental Issues
The Company, like other companies in the natural gas industry, is a party to governmental actions associated with former gas manufacturing sites.
Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $3.0 million to $8.0 million. Accordingly, the Company has accrued $3.0
million with an offsetting charge to a regulatory asset.   Environmental
expenditures for the quarters ended December 31, 1994 and 1993 were $169,000 and $12,000, respectively. Exclusive of amounts accrued for future expenditures, at December 31, 1994 and 1993, approximately $3.2 million and $3.4 million of environmental expenditures had been deferred for future recovery from customers.

                   Notes to Consolidated Financial Statements
                           December 31, 1994 and 1993
                                  (Unaudited)


NOTE 4 - RATIO OF EARNINGS TO FIXED CHARGES


The ratio of earnings to fixed charges for the twelve months ended December
31, 1994, and for the years ended  September 30 are set forth below.
Prior period ratios have been recalculated to conform with current period's presentation.

                                         December                           Year ended September 30,
                                                  ---------------------------------------------------------------------------------
(In thousands)                                1994           1994            1993            1992            1991            1990
                                         ------------------------------------------------------------------------------------------
Earnings:

Net income                                 $ 23,164        $ 24,485        $ 22,807        $ 18,363        $ 15,817        $ 20,185

Adjustments:

   Income taxes                              14,572          15,642          13,726          11,250           8,733          11,037

   Fixed charges (see below)                 17,471          17,149          15,895          15,170          14,832          13,720
                                         ------------------------------------------------------------------------------------------
Total adjusted earnings                    $ 55,207        $ 57,276        $ 52,428        $ 44,783        $ 39,382       $  44,942

Fixed charges:

Total interest expense                     $ 15,337        $ 15,095        $ 13,599        $ 13,073        $ 12,253        $ 11,430

Interest component of rents                   2,134           2,054           2,296           2,097           2,579           2,290
                                         ------------------------------------------------------------------------------------------
Total fixed charges                        $ 17,471        $ 17,149        $ 15,895        $ 15,170        $ 14,832        $ 13,720
                                         ==========================================================================================
Ratio of earnings to fixed charges             3.16            3.34            3.30            2.95            2.66            3.28
                                         ==========================================================================================

                         Independent Auditors' Report
                         ----------------------------


THE BOARD OF DIRECTORS
BAY STATE GAS COMPANY:


We have reviewed of the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for the three months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1994, and the related consolidated statements of earnings and cash flows for the year then ended not presented herein; and, in our report dated October 20, 1994, we expressed an unqualified opinion on those consolidated financial statements.

                                                KPMG PEAT MARWICK LLP



Boston, Massachusetts
January 24, 1995

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

RESULTS OF OPERATIONS

Earnings and dividends
- ----------------------

For the three months ended December 31, 1994, operating revenues were $115.6 million, down from $136.1 million in the prior year, while earnings per average common share were $.78 versus $.91 a year earlier. Earnings per share decreased primarily due to weather that was 12.5% warmer than the year-earlier period offset by reduced operating and maintenance expenses and improved operating results from an investment in MASSPOWER, a cogeneration facility.

For the twelve-month period ended December 31, 1994, earnings per average common share were $1.73 compared to $1.64 for the same period last year. This increase in earnings was predominantly the result of higher net operating revenues combined with income from an investment in MASSPOWER. During the twelve months ended December 31, 1993, the Company experienced a loss on this investment.

Dividends declared per common share were $.365 for the three-month period ended December 31, 1994, compared to $.355 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.46 per common share, up 3% from the $1.42 annualized dividend last year. For the twelve-month period ended December 31, 1994, dividends declared were $1.45, compared to $1.41 for the same period in the prior year.

Net gas revenues
- ----------------

Primarily as a result of warmer weather, net gas revenues for the quarter are down 8.6% from one year ago. For the three months ended December 1994, the weather was 12.1% warmer than normal and 12.5% warmer than the comparative quarter ended December 1993.

For the twelve-month period ended December 31, 1994, net gas revenues increased by $1.9 million compared to the same period last year, primarily due to the addition of 5,600 new firm customers. During both twelve-month periods, the variance in the weather fromnormal was less than 1%.

Transportation revenues
- -----------------------

Transportation revenues increased 60% from the comparative three-month period. For the three months ended December 31, 1993, transportation volumes consisted solely of capacity demand charges for MASSPOWER. Transportation revenues for the three months ended December 31, 1994, include similar charges to MASSPOWER, as well as revenues generated from transporting natural gas for transportation customers.

For the twelve months ended December 31, 1994, transportation revenues more than doubled to $2.9 million from $1.1 million in the prior twelve-month period. During this twelve-month period, the Company converted eighteen industrial customers from full-service to transportation. The Company received a comparable net margin by providing transportation service as it did from the traditional sales function. 1993 transportation revenues reflect only capacity demand charges for MASSPOWER for a portion of the year.

Operating expenses
- ------------------

Total operating expenses, excluding federal and state taxes on income, for the three months ended December 31, 1994 were $28.1 million compared to $29.0 million for the same period last year. These expenses for the twelve-month period ended December 31, 1994 were $118.3 million compared to $117.6 million for the prior twelve months. The decreases in both the three- and twelve-month periods are attributable to reductions in operating and maintenance expenses offset by increases in depreciation expense and other taxes. The $1.4 million decrease in operating and maintenance expense for the three- month period is the result of lower bad debt, insurance and benefits expenses. In December of 1993, the Company recorded an accrual to benefits expense for an employee severance plan associated with the Company's corporate realignment process.

Interest expense and dividend requirements on preferred stock
- -------------------------------------------------------------

Interest expense for the three-month period ended December 31, 1994 was $3.9 million compared to $3.7 million for the same period last year. For the twelve months ended December 31, 1994 , interest expense was $15.1 million compared to $13.5 million for the previous twelve months. The primary reasons for the increases were higher average levels of short- and long-term debt outstanding during both the three- and twelve-month periods and higher short-term interest rates.

Dividend requirements on preferred stock were relatively flat for the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the gas distribution business creates large short-term working capital requirements to finance customers accounts receivable and deferred gas costs, as well as construction expenditures. Short-term funds are obtained from the issuance of commercial paper, traditional bank lines of credit and demand loans under Fuel Purchase Agreements.

Cash flows from operating activities continued to be strong for the first quarter of fiscal 1995, contributing to strong cash flows for the twelve-month period ended December 31, 1994. The Company generated $49.4 million more from operating activities in the twelve months ended December 31, 1994 than in the prior twelve-month period. This additional cash flow was generated from a combination of increased net income of $1.9 million and increased depreciation expense of $1.5 million combined with changes in operating assets and liabilities. Lower accounts receivable and deferred gas costs balances provided $40.0 million of the additional cash.

Capital expenditures increased by $4.3 million for the three-month period and $5.5 million for the twelve-month period ended December 31, 1994, as compared to the year before. The warmer weather during the first three months of fiscal 1995 enabled the Company to complete more capital additions during this period than would have been the case given normal weather conditions. Despite this increased spending in the first quarter, the Company is reviewing its capital expenditure policies with the goal of reducing capital expenditures for fiscal 1995 to be below its original estimate of $54.0 million.

The strong cash flows from operations has enabled the Company to keep new debt financing to a minimum. Cash provided by financing activities has decreased $4.3 million, and $40.4 million for the comparative three- and twelve-month periods. Total short- and long-term debt balance decreased $4.4 million since December 31, 1993. The Dividend Reinvestment Plan was converted to an open- market purchase plan during the first quarter of fiscal 1995, eliminating new equity issuances under this plan. Unless employees exercise stock options, the Company does not plan to issue any new equity in the coming year.

PART II.  OTHER INFORMATION
- ---------------------------
Item 1.  Legal Proceedings
- --------------------------

         There were no material legal proceedings instituted in the first quarter of 1995, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.

Item 2.  Changes in Securities
- -----------------------------
         None.

Item 3.  Defaults Upon Senior Securities
- ---------------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

         On December 8, 1994, a notice of the annual meeting of common shareholders, a proxy and a proxy statement were sent to shareholders.

         At the annual meeting held on January 26, 1995, shareholders approved the following items:


         1. To amend the Company's Articles of Organization to eliminate the provision relative to the size of the Board of Directors.

            Votes for:                                    9,861,896
            Votes against or withheld:                    1,455,971
            Abstentions:                                    247,278
            Broker non-votes:                                  None



         2. To elect the following two directors for terms of three years expiring at the annual meeting of shareholders in 1998:

            Nominee                    Walter C. Ivancevic   Jack E. McGregor

            Votes for:                    11,068,103            11,129,657
            Votes against or withheld:       497,042               435,488
            Abstentions:                        None                  None
            Broker non-votes:                   None                  None


            Directors with continuing terms of office are as follows:
            Lawrence J. Finnegan, Douglas W. Hawes, John H. Larson, Daniel J. Murphy III, George W. Sarney, Thomas W. Sherman, Charles H. Tenney II, and Roger A. Young.

        3. To amend the Company's Articles of Organization to clarify the range of business activities which the Company may pursue.

            Votes for:                     11,029,753
            Votes against or withheld:        293,649
            Abstentions:                      241,743
            Broker non-votes:                    None





        4.  To ratify the Key Employee Long-Term Incentive Plan.

            Votes for:                      9,482,351
            Votes against or withheld:      1,745,711
            Abstentions:                      337,083
            Broker non-votes:                    None


Item 5. Other Information
- --------------------------
        None.

Item 6. Exhibits and Reports on
- --------------------------------
        (a)  Exhibits:

                3 (i).     Articles of incorporation
                3 (ii)     By-laws
                15.        Consent of KPMG Peat Marwick LLP re: Registration
                           Statement No.  33-57702
                27.        Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BAY STATE GAS COMPANY
                                      (Registrant)


                                      By:  /s/ Thomas W. Sherman
                                          ------------------------------------
                                      Thomas W. Sherman
                                      Executive Vice President and Chief
                                      Financial and Accounting Officer



                                      By:  /s/ Stephen J. Curran
                                          ------------------------------------
                                      Stephen J. Curran
                                      Controller

Date: February 9, 1995