Form 10-Q
period 1995-03-31
BAY STATE GAS CO /NEW/
filed 1995-05-11
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q



                (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1995

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

                               _________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES ( X )        NO (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding at April 30, 1995
            -----                        -----------------------------

Common Stock, $3.33 1/3 par value              13,346,894 Shares

                                   TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION


        Item 1.  Financial Statements

        Consolidated Statements of Earnings - Three months, six months and
        twelve months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . .        3

        Consolidated Balance Sheets at March 31, 1995, 1994
        and September 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .        5

        Consolidated Statements of Capitalization at March 31,
        1995, 1994 and September 30, 1994 . . . . . . . . . . . . . . . . . . . .        6

        Consolidated Statements of Cash Flows - Six months and
        twelve months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . .        7

        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .        8

        Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . .       10

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . . . . . . .       11



PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .       13

        Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . .       13

        Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . .       13

        Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .       13

        Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . .       13

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .       13


        SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                           BAY STATE GAS COMPANY
                                    Consolidated Statements of Earnings
                            (Unaudited, in thousands, except per share amounts)


                                                                 Three months ended               Six months ended
                                                                      March 31,                       March 31,
                                                                1995            1994            1995            1994
- --------------------------------------------------------------------------------------------------------------------
Gas revenues                                              $  166,442      $  202,908      $  279,456      $  336,724

Cost of gas sold                                             100,263         131,055         166,843         214,086
- --------------------------------------------------------------------------------------------------------------------
Net gas revenues                                              66,179          71,853         112,613         122,638
- --------------------------------------------------------------------------------------------------------------------

Transportation revenues                                        1,328             636           2,330           1,262
- --------------------------------------------------------------------------------------------------------------------
Net gas and transportation revenues                           67,507          72,489         114,943         123,900
- --------------------------------------------------------------------------------------------------------------------

Other operating revenues                                       1,811           2,045           3,397           3,740

Operating expenses:
  Operations                                                  19,340          22,450          36,491          41,033
  Maintenance                                                  2,180           2,442           4,195           4,409
  Depreciation and amortization                                6,306           5,900          12,569          11,857
  Federal and state taxes on income                           13,501          14,332          20,136          22,446
  Other taxes, principally property taxes                      3,207           3,135           5,849           5,669
- --------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      44,534          48,259          79,240          85,414
- --------------------------------------------------------------------------------------------------------------------

Operating income                                              24,784          26,275          39,100          42,226

Other income, net of taxes                                       934             748             971             255
- --------------------------------------------------------------------------------------------------------------------
Income before interest expense                                25,718          27,023          40,071          42,481
- --------------------------------------------------------------------------------------------------------------------

Interest expense:

  Long-term debt                                               3,804           3,691           7,565           7,306
  Other                                                          538             513             653             558
- --------------------------------------------------------------------------------------------------------------------
Total interest expense                                         4,342           4,204           8,218           7,864
- --------------------------------------------------------------------------------------------------------------------

Net income                                                    21,376          22,819          31,853          34,617
Dividend requirements on preferred stock                          75              78             151             155
- --------------------------------------------------------------------------------------------------------------------
Earnings applicable to common stock                       $   21,301      $   22,741      $   31,702      $   34,462
====================================================================================================================

Average number of shares outstanding                          13,339          13,028          13,334          12,982
====================================================================================================================
Earnings per average common share                         $     1.60      $     1.75      $     2.38      $     2.65
====================================================================================================================
Dividends declared per common share                       $    0.365      $    0.355      $     0.73      $     0.71
====================================================================================================================

                The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                      Consolidated Statements of Earnings
              (Unaudited, in thousands, except per share amounts)

                                                                     Twelve months ended
                                                                           March 31,
                                                                     1995            1994
- -----------------------------------------------------------------------------------------
Gas revenues                                                  $   383,633     $   438,462

Cost of gas sold                                                  229,656         274,870
- -----------------------------------------------------------------------------------------
Net gas revenues                                                  153,977         163,592
- -----------------------------------------------------------------------------------------

Transportation revenues                                             3,601           1,721
- -----------------------------------------------------------------------------------------
Net gas and transportation revenues                               157,578         165,313
- -----------------------------------------------------------------------------------------

Other operating revenues                                            7,442           7,529

Operating expenses:
  Operations                                                       71,916          78,030
  Maintenance                                                       8,061           8,500
  Depreciation and amortization                                    24,187          22,604
  Federal and state taxes on income                                13,354          15,783
  Other taxes, principally property taxes                          11,277          10,482
- -----------------------------------------------------------------------------------------
Total operating expenses                                          128,795         135,399
- -----------------------------------------------------------------------------------------

Operating income                                                   36,225          37,443

Other income, net of taxes                                            797             295
- -----------------------------------------------------------------------------------------
Income before interest expense                                     37,022          37,738
- -----------------------------------------------------------------------------------------

Interest expense:

  Long-term debt                                                   14,657          13,496

  Other                                                               644             731
- -----------------------------------------------------------------------------------------
Total interest expense                                             15,301          14,227
- -----------------------------------------------------------------------------------------

Net income                                                         21,721          23,511

Dividend requirements on preferred stock                              306             311
- -----------------------------------------------------------------------------------------
Earnings applicable to common stock                           $    21,415     $    23,200
=========================================================================================
Average number of shares outstanding                               13,262          12,900
=========================================================================================
Earnings per average common share                             $      1.61     $      1.80
=========================================================================================
Dividends declared per common share                           $      1.46     $      1.42
=========================================================================================

           The accompanying notes are an integral part of these statements.

                                    BAY STATE GAS COMPANY
                                 Consolidated Balance Sheets

                                        (In thousands)

                                                              March 31,         September 30,
                                                        1995            1994            1994
- --------------------------------------------------------------------------------------------

                                                             (Unaudited)           (Audited)
ASSETS

Utility plant, at cost                            $  649,131      $  597,962      $  627,131

Accumulated depreciation and amortization            170,461         151,209         163,023
- --------------------------------------------------------------------------------------------
Net utility plant                                    478,670         446,753         464,108
- --------------------------------------------------------------------------------------------

Other property and investments, at cost               13,443          13,029          12,721
- --------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                  6,083           3,716           3,980
  Accounts receivable, less allowances of
    $6,248, $7,703 and $5,072                         71,194          95,153          25,490
  Unbilled revenues                                    8,901           9,407           3,661
  Deferred gas costs                                   2,296           4,736           7,468
  Prepaid and deferred income taxes                    3,060             834           9,097
  Inventories, at average cost                        14,839          11,971          24,451
  Prepaid benefit plans and other                     26,196          14,853          28,202
- --------------------------------------------------------------------------------------------
Total current assets                                 132,569         140,670         102,349
- --------------------------------------------------------------------------------------------

Deferred debits:

Income taxes                                          15,755          14,643          14,751
Other                                                 26,566          20,916          26,799
- --------------------------------------------------------------------------------------------
Total Assets                                      $  667,003      $  636,011      $  620,728
============================================================================================

CAPITALIZATION AND LIABILITIES

Capitalization (see accompanying statements):
  Common stock equity                             $  238,524      $  230,074      $  215,389
  Preferred stock equity                               5,219           5,345           5,293
  Long-term debt, net                                193,000         185,000         191,000
- --------------------------------------------------------------------------------------------
Total capitalization                                 436,743         420,419         411,682
============================================================================================
Commitments and contingencies (Note 3)                    --              --              --
Current liabilities:
  Short-term debt                                     17,950          38,350          37,750
  Current maturities of long-term debt                    --           2,000              --
  Accounts payable                                    30,901          37,350          26,734
  Fuel purchase commitments                           11,530           8,132          20,820
  Refunds due customers                               41,291          15,752          10,509
  Taxes accrued                                       23,179          19,995          11,588
  Other                                                8,252           7,908           7,905
- --------------------------------------------------------------------------------------------
Total current liabilities                            133,103         129,487         115,306
- --------------------------------------------------------------------------------------------
Deferred credits:
  Deferred income taxes                               71,216          64,042          69,198
  Other                                               25,941          22,063          24,542
- --------------------------------------------------------------------------------------------
Total Capitalization and Liabilities              $  667,003      $  636,011      $  620,728
============================================================================================

               The accompanying notes are an integral part of these statements.

                                            BAY STATE GAS COMPANY
                                  Consolidated Statements of Capitalization
                                                (In thousands)

                                                                           March 31,               September 30,
                                                                   1995               1994                 1994
- ----------------------------------------------------------------------------------------------------------------

                                                                         (Unaudited)                   (Audited)
Common stock equity:
Common Stock, $3.33 1/3 par value, authorized 36,000,000
  shares; 13,341,294, 13,066,893 and 13,290,491 shares
  outstanding                                                $   44,471         $   43,556            $   44,302
Paid-in capital                                                 100,145             94,860                99,145
Retained earnings                                                93,908             91,658                71,942
- ----------------------------------------------------------------------------------------------------------------
Total common stock equity                                       238,524            230,074               215,389
- ----------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Non-redeemable cumulative preferred stock                       2,572              2,572                 2,572
  Redeemable cumulative preferred stock                           2,647              2,773                 2,721
- ----------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock                                  5,219              5,345                 5,293
- ----------------------------------------------------------------------------------------------------------------
Long-term debt:
  Revolving credit agreement                                     20,000             18,000                18,000
  Notes                                                         173,000            169,000               173,000
- ----------------------------------------------------------------------------------------------------------------
Total long-term debt                                            193,000            187,000               191,000
Less current maturities                                              --              2,000                    --
- ----------------------------------------------------------------------------------------------------------------
Long-term debt, net                                             193,000            185,000               191,000
- ----------------------------------------------------------------------------------------------------------------
Total capitalization                                         $  436,743         $  420,419               411,682
================================================================================================================

                The accompanying notes are an integral part of these statements.

                                            BAY STATE GAS COMPANY

                                    Consolidated Statements of Cash Flows
                                          (Unaudited, in thousands)

                                                                        Six months ended              Twelve months ended
                                                                             March 31,                     March 31,

                                                                      1995            1994            1995            1994
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $  31,853     $    34,617       $  21,721        $ 23,511
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                    12,569          11,857          24,187          22,604
   Deferred income taxes                                             4,258          (2,680)         12,194           1,944
Changes in operating assets and liabilities:
   Accounts receivable                                             (45,704)        (71,002)         23,959         (18,806)
   Inventories                                                       9,612          17,535          (2,868)         (3,811)
   Accounts payable                                                  4,167          10,151          (6,449)          4,370
   Fuel purchase commitments                                        (9,290)        (13,814)          3,398           2,670
   Taxes accrued                                                     9,970          18,630          (3,139)          1,646
   Refunds due customers                                            30,782          12,408          25,539           7,828
   Deferred gas costs                                                5,172          12,725           2,440             349
   Prepaid benefit plans and other                                   2,006           2,905         (11,343)         (6,535)
   Prepaid and deferred income taxes                                 5,984           3,785          (2,323)         (3,118)
   Unbilled revenues                                                (5,240)         (5,637)            506             453
   Other                                                              (558)          2,757          (1,348)          5,534
- --------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           55,581          34,237          86,474          38,639
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC)                       (25,806)        (21,281)        (54,470)        (45,640)
Additions to other property and investments                         (1,080)           (731)         (1,649)         (5,240)
- --------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (26,886)        (22,012)        (56,119)        (50,880)
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                             1,169           4,736           6,200           9,245
Dividends on common stock                                           (9,736)         (9,212)        (19,356)        (18,308)
Dividends on preferred stock                                          (151)           (155)           (306)           (311)
Issuance of long-term debt                                           2,000          15,000          12,000          61,000
Retirements of preferred stock and long-term debt                      (74)         (8,047)         (6,126)        (12,446)
Short-term debt                                                    (19,800)        (12,100)        (20,400)        (25,750)
- --------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                (26,592)         (9,778)        (27,988)         13,430
- --------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY CASH
INVESTMENTS                                                          2,103           2,447           2,367           1,189
Cash and temporary cash investments at beginning of
 period                                                              3,980           1,269           3,716           2,527
- --------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period             $   6,083     $     3,716       $   6,083        $  3,716
==========================================================================================================================
Supplemental cash flow information:
Cash paid during the year for:
   Interest (net amount capitalized)                             $   8,219     $     7,737       $  16,052        $ 14,106
==========================================================================================================================
   Income taxes                                                  $   1,468     $     2,712       $   7,781        $  9,893
==========================================================================================================================


                The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                            March 31, 1995 and 1994
                                  (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1994 and the subsequent quarterly report of December 31, 1994.

Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended March
31, 1995 and 1994 are not necessarily indicative of the results for the full fiscal year.


NOTE 2 - REGULATORY MATTERS

On April 13, 1995, Granite State Gas Transmission, Inc.
("Granite"), a wholly owned subsidiary of the Company, received approval from the Federal Energy Regulatory Commission (the
"FERC") for a $1.1 million increase in annual revenues effective
November 1, 1994.

On April 14, 1995, the Company filed for an overall, revenue-neutral rate redesign with the Massachusetts Department of Public Utilities ("DPU"). The goal of the rate redesign is to develop rates that more closely reflect the actual costs associated with serving different customer classes in the deregulated natural gas industry environment. Bay State expects new gas rates to go into effect on November 1, 1995.

On February 28, 1995, Granite completed its application with the
FERC to build a liquefied natural gas storage facility .   The
FERC is currently reviewing the application. It is expected that this facility will be ready to serve customer needs by November 1997.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

In 1991, the Company initiated the formation of a consortium of five energy companies to develop the Portland Natural Gas Transmission system ("PNGTS"), a new 240-mile dedicated natural gas pipeline from the U.S.-Canadian border at Jay, Vermont to the New Hampshire-Massachusetts border at Haverhill, Massachusetts. Approximately $2.6 million has been expended in connection with PNGTS. Recovery of these expenditures is dependent upon proceeding to build this project.

While the Company believes that PNGTS will be successful, its completion is subject to a number of factors beyond the Company's control, including receipt of necessary regulatory approvals on terms and conditions acceptable to the PNGTS partners, and the successful marketing of the project's transportation capacity to gas distribution companies and other large volume shippers. Accordingly, no assurances can be given by the Company that PNGTS will in fact be completed or that, if completed, the Company's investment in the project will be profitable.

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

            Notes to Consolidated Financial Statements
                     March 31, 1995 and 1994
                           (Unaudited)


Environmental expenditures for the quarters ended March 31, 1995 and 1994 were $147,000 and $10,000 respectively. Exclusive of amounts accrued for future expenditures, at March 31, 1995 and 1994, approximately $3.2 million and $3.0 million of environmental expenditures had been deferred for future recovery from customers.

The Company has recorded significant regulatory assets and liabilities associated with costs (income taxes; postretirement and postemployment benefit plans; and environmental response costs) and obligations (income taxes; amounts to be refunded to customers or to be used for specific purposes) arising from the rate making process. Based on its assessments of decisions by applicable regulatory authorities, management believes that all regulatory assets and liabilities will be settled at recorded amounts through specific provisions of future rate orders.

NOTE 4 - RATIO OF EARNINGS TO FIXED CHARGES


The ratio of earnings to fixed charges for the twelve months ended March 31, 1995, and for the years ended September 30 are set forth below.


                                               March                    Year ended September 30,
                                                       -------------------------------------------------------
(In thousands)                                 1995       1994        1993        1992        1991        1990
                                            ------------------------------------------------------------------
Earnings:

  Net income                                $21,721    $24,485     $22,807     $18,363     $15,817     $20,185

  Adjustments:

    Income taxes                             13,839     15,642      13,726      11,250       8,733      11,037

    Fixed charges (see below)                17,532     17,149      15,895      15,170      14,832      13,720
                                            ------------------------------------------------------------------

Total adjusted earnings                     $53,092    $57,276     $52,428     $44,783     $39,382     $44,942
                                            ==================================================================

Fixed charges:

  Total interest expense                    $15,498    $15,095     $13,599     $13,073     $12,253     $11,430

  Interest component of rents                 2,034      2,054       2,296       2,097       2,579       2,290
                                            ------------------------------------------------------------------
Total fixed charges                         $17,532    $17,149     $15,895     $15,170     $14,832     $13,720
                                            ==================================================================


Ratio of earnings to fixed charges             3.03       3.34        3.30        2.95        2.66        3.28
                                            ==================================================================

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Bay State Gas Company:



We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the three months, six months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


Boston, Massachusetts
April 24, 1995

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


RESULTS OF OPERATIONS


Earnings and dividends
- ----------------------

For the three months ended March 31, 1995, operating revenues were $169.6 million, down from $205.6 million in the prior year, while earnings per average common share were $1.60 versus $1.75 a year earlier. Earnings per share decreased primarily due to weather that was 16.4% warmer than the year-earlier period partially offset by a 13.5% reduction in operating and maintenance expenses.

For the six-month period ended March 31, 1995, earnings per average common share were $2.38, 10.2% lower than the $2.65 earned for the same period last year. For the twelve-month period ended March 31, 1995, earnings per average common share were $1.61 compared to $1.80 for the same period the year before. This decrease in earnings for both periods was primarily the result of weather that was 14.9% and 12.4% warmer than the previous year for the six and twelve month periods, respectively. Partially offsetting the negative effect of the weather were decreases in operating and maintenance expenses of 10.5% and 7.6% for the six and twelve month periods, respectively.

Dividends declared per common share were $.365 for the three-month period ended March 31, 1995, compared to $.355 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.46 per common share, up 2.8% from the $1.42 annualized dividend last year. For the twelve-month period ended March 31, 1995, dividends declared were $1.46, compared to $1.42 for the same period in the prior year. On April 27, 1995, the quarterly common stock dividend was increased 2.7% to $.375 per share, indicating an annualized dividend of $1.50.

Net gas and transportation revenues
- -----------------------------------


Net gas and transportation revenues decreased $9.0 and $7.7 million for the comparable six and twelve month periods ended
March 31, respectively. The following table details the sources of changes in net gas and transportation revenues:

                                Six months ended       Twelve months ended
                                    March 31,               March 31,
In millions:                    1995        1994        1995        1994
- --------------------------------------------------------------------------
Distribution operations:

      Sales volumes             $2.1        $4.9        $2.9        $5.6

      Weather                  (10.9)        1.3       (10.3)        0.3

      Rate increases             0.6         0.1         0.6         3.1

      Sales to other utilities  (1.2)        0.9        (1.2)        0.9

Transmission operations          0.4         0.4         0.3         0.3
- --------------------------------------------------------------------------
                               $(9.0)       $7.6       $(7.7)      $10.2
==========================================================================

Primarily as the result of warmer weather, net gas and transportation revenues for the six months are down 7.2% from one year ago. For the six months ended March 1995, the weather was 8.9% warmer than normal and 14.9% warmer than the comparative six months ended March 1994. Similarly, for the twelve-month period ended March 31, 1995, the weather was 8.6% warmer than normal and 12.4% warmer than the prior year.

Operating expenses
- ------------------

Total operating expenses, excluding federal and state taxes on income, for the six months ended March 31, 1995 were $59.1 million compared to $63.0 million for the same period last year.
 These expenses for the twelve- month period ended March 31, 1995 were $115.4 million compared to $119.6 million for the prior twelve months. The decreases in both the six- and twelve-month periods are primarily attributable to reductions in operating and maintenance expenses offset be increases in depreciation and amortization expenses. The decrease in operating and maintenance expenses for both periods is the result of lower bad debt, labor, benefits and outside services expenses and an increase in service revenues.

Other income, net of taxes
- --------------------------

Other income, net of taxes for the six-month period ended March 31, 1995 was $971,000 as compared to $255,000 for the same period last year. For the comparable twelve-month period, other income, net of taxes was $797,000 and $295,000. The increase in both periods was primarily a result of the profits generated from the Company's investment in MASSPOWER, a cogeneration facility.

Interest expense and dividend requirements on preferred stock
- -------------------------------------------------------------

Interest expense for the six-month period ended March 31, 1995 was $8.2 million compared to $7.9 million for the same period last year. For the twelve months ended March 31, 1995, interest expense was $15.3 million compared to $14.2 million for the previous twelve months. The increase in interest expense for the six month period was primarily the result of an additional $.6 million in expense accrued on overcollections of gas costs, a result of the warmer than normal weather, and higher than anticipated pipeline supplier refunds.

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

The strong cash flows from operations has enabled the Company to keep new debt financing to a minimum. Total net short- and long-term debt balance is down $14.4 million from March 31, 1994 to March 31, 1995. The Company generated $48.1 million more net cash from operating activities for the twelve months ended March 31, 1995 than for the prior twelve month period. Collections of accounts receivable balances and increases in refunds due customers contributed significantly to this cash flow increase. Refunds due customers are the result of collections of estimated gas costs being higher than actual costs. These overcollections of gas costs, caused by the warmer than normal weather, price declines at the wellhead and the receipt of $12.0 million in pipeline supplier refunds, will result in a reduction in working capital in the future as these items are passed back to the customers through reduced gas prices.

The warmer weather during the first six months of fiscal 1995 enabled the Company to complete more capital additions during this period than it would have given normal weather conditions. As a result, capital expenditures increased by $4.9 million for the six-month period and $5.2 million for the twelve-month period ended March 31, 1995, as compared to the year before. Despite this increased spending in the first half of the fiscal year, the Company is reviewing its capital expenditure policy with the goal of keeping capital expenditures for fiscal 1995 in line with its original estimate of $54.0 million.

PART II.  OTHER INFORMATION
- ---------------------------
Item 1.  Legal Proceedings
- --------------------------

         There were no material legal proceedings instituted in the second quarter of 1995, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.


Item 2.  Changes in Securities
- ------------------------------

         None.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------


         None.



Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------


         None.


Item 5.  Other Information
- --------------------------


         None.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------


         (a)  Exhibits:

              15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702

              27.  Financial Data Schedule


         (b)  Reports on Form 8-K


              The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BAY STATE GAS COMPANY
                                        ----------------------------------
                                        (Registrant)



                                        By:  /s/ Thomas W. Sherman
                                             -----------------------------
                                        Thomas W. Sherman
                                        Executive Vice President and Chief
                                        Financial and Accounting Officer



                                        By:  /s/ Stephen J. Curran
                                             -----------------------------
                                        Stephen J. Curran
                                        Controller




Date:  May 11, 1995