Form 10-Q
period 1995-06-30
BAY STATE GAS CO /NEW/
filed 1995-08-09
CIK 10488

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


               (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JUNE 30, 1995

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

                          YES ( X )        NO (    )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                              Outstanding at July 31, 1995
                -----                              ----------------------------
        Common Stock, $3.33 1/3 par value                13,350,394  Shares

                              TABLE OF CONTENTS
                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Statements of Earnings - Three months, nine months and
      twelve months ended June 30, 1995 and 1994................................             3

      Consolidated Balance Sheets at June 30, 1995, 1994
      and September 30, 1994....................................................             5

      Consolidated Statements of Capitalization at June 30,
      1995, 1994 and September 30, 1994.........................................             6

      Consolidated Statements of Cash Flows - Nine months and
      twelve months ended June 30, 1995 and 1994................................             7

      Notes to Consolidated Financial Statements................................             8

      Independent Auditors' Report..............................................            10


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................            11


PART II.  OTHER INFORMATION


   Item 1.  Legal Proceedings...................................................            13

   Item 2.  Changes in Securities...............................................            13

   Item 3.  Defaults Upon Senior Securities.....................................            13

   Item 4.  Submission of Matters to a Vote of Security Holders.................            13

   Item 5.  Other Information...................................................            13

   Item 6.  Exhibits and Reports on Form 8-K....................................            13


   SIGNATURES...................................................................            14


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                        BAY STATE GAS COMPANY
                                Consolidated Statements of Earnings
                        (Unaudited, in thousands, except per share amounts)
                                                  Three months ended               Nine months ended
                                                        June 30,                       June 30,
                                                1995            1994             1995           1994
------------------------------------------------------------------------------------------------------
Gas revenues                                   $69,113         $61,829         $348,568       $398,552
Cost of gas sold                                42,985          37,334          209,873        251,418
------------------------------------------------------------------------------------------------------
Net gas revenues                                26,128          24,495          138,695        147,134
------------------------------------------------------------------------------------------------------

Transportation revenues                            971             630            3,348          1,892
------------------------------------------------------------------------------------------------------
Net gas and transportation revenues             27,099          25,125          142,043        149,026
------------------------------------------------------------------------------------------------------

Other operating revenues                         2,341           2,322            5,738          6,063

Operating expenses:
  Operations                                    18,092          18,061           54,584         59,095
  Maintenance                                    2,055           2,114            6,250          6,523
  Depreciation and amortization                  6,365           5,949           18,935         17,807
  Federal and state taxes on income             (1,538)         (2,100)          18,597         20,346
  Other taxes, principally property taxes        2,644           2,693            8,493          8,362
------------------------------------------------------------------------------------------------------
Total operating expenses                        27,618          26,717          106,859        112,133
------------------------------------------------------------------------------------------------------

Operating income                                 1,822             730           40,922         42,956
Other income, net of taxes                         377             145            1,348            401
------------------------------------------------------------------------------------------------------
Income before interest expense                   2,199             875           42,270         43,357
------------------------------------------------------------------------------------------------------

Interest expense:
  Long-term debt                                 3,805           3,533           11,370         10,839
  Other                                            684             379            1,337            937
------------------------------------------------------------------------------------------------------
Total interest expense                           4,489           3,912           12,707         11,776
------------------------------------------------------------------------------------------------------

Net income (loss)                               (2,290)         (3,037)          29,563         31,581
Dividend requirements on preferred stock            74              78              225            233
------------------------------------------------------------------------------------------------------
Earnings (loss) applicable to common stock     $(2,364)        $(3,115)        $ 29,338       $ 31,348
======================================================================================================

Average number of shares outstanding            13,347          13,133           13,339         13,033
======================================================================================================
Earnings (loss) per average common share       $ (0.18)        $ (0.24)        $   2.20       $   2.41
======================================================================================================
Dividends declared per common share            $ 0.375         $ 0.365         $  1.105       $  1.075
======================================================================================================

The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                        Consolidated Statements of Earnings
                (Unaudited, in thousands, except per share amounts)
                                                  Twelve months ended
                                                        June 30,
                                                 1995             1994
------------------------------------------------------------------------
Gas revenues                                   $390,915         $441,024
Cost of gas sold                                235,354          276,788
------------------------------------------------------------------------
Net gas revenues                                155,561          164,236
------------------------------------------------------------------------

Transportation revenues                           3,992            2,351
------------------------------------------------------------------------
Net gas and transportation revenues             159,553          166,587
------------------------------------------------------------------------

Other operating revenues                          7,460            7,665

Operating expenses:
  Operations                                     71,947           76,741
  Maintenance                                     8,002            8,627
  Depreciation and amortization                  24,603           23,273
  Federal and state taxes on income              13,915           15,465
  Other taxes, principally property taxes        11,229           11,012
------------------------------------------------------------------------
Total operating expenses                        129,696          135,118
------------------------------------------------------------------------

Operating income                                 37,317           39,134
Other income, net of taxes                        1,029              111
------------------------------------------------------------------------
Income before interest expense                   38,346           39,245
------------------------------------------------------------------------

Interest expense:
  Long-term debt                                 14,929           14,172
  Other                                             949            1,170
------------------------------------------------------------------------
Total interest expense                           15,878           15,342
------------------------------------------------------------------------

Net income                                       22,468           23,903
Dividend requirements on preferred stock            303              310
------------------------------------------------------------------------
Earnings applicable to common stock            $ 22,165         $ 23,593
========================================================================

Average number of shares outstanding             13,315           12,989
========================================================================
Earnings per average common share              $   1.66         $   1.82
========================================================================
Dividends declared per common share            $   1.47         $   1.43
========================================================================

   The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
                                                                        June 30,            September 30,
                                                                 1995             1994             1994
---------------------------------------------------------------------------------------------------------

                                                                      (Unaudited)               (Audited)
ASSETS
Utility plant, at cost                                         $660,849         $609,689         $627,131
Accumulated depreciation and amortization                       176,376          156,803          163,023
---------------------------------------------------------------------------------------------------------
Net utility plant                                               484,473          452,886          464,108
---------------------------------------------------------------------------------------------------------

Other property and investments, at cost                          13,214           13,145           12,721
---------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                             9,467            2,302            3,980
  Accounts receivable, less allowances of $5,563, $7,654
    and $5,072                                                   39,606           47,979           25,490
  Unbilled revenues                                               3,638            3,643            3,661
  Deferred gas costs                                                839            5,016            7,468
  Prepaid and deferred income taxes                               3,165              862            9,097
  Inventories, at average cost                                   14,105           20,013           24,451
  Prepaid benefit plans and other                                24,476           29,578           28,202
---------------------------------------------------------------------------------------------------------
Total current assets                                             95,296          109,393          102,349
---------------------------------------------------------------------------------------------------------
Deferred debits:
Income taxes                                                     15,702           14,719           14,751
Other                                                            27,030           22,244           26,799
---------------------------------------------------------------------------------------------------------
Total Assets                                                   $635,715         $612,387         $620,728
=========================================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements):
Common stock equity                                            $231,341         $224,921         $215,389
Preferred stock equity                                            5,219            5,345            5,293
Long-term debt, net                                             198,000          179,000          191,000
---------------------------------------------------------------------------------------------------------
Total capitalization                                            434,560          409,266          411,682
---------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 3)                               --               --               --
Current liabilities:
  Short-term debt                                                 5,950           31,950           37,750
  Current maturities of long-term debt                               --            2,000               --
  Accounts payable                                               26,712           31,767           26,734
  Fuel purchase commitments                                      11,349           12,875           20,820
  Refunds due customers                                          38,366           20,871           10,509
  Taxes accrued                                                  14,158           10,487           11,588
  Other                                                           7,183            6,609            7,905
---------------------------------------------------------------------------------------------------------
Total current liabilities                                       103,718          116,559          115,306
---------------------------------------------------------------------------------------------------------
Deferred credits:
  Deferred income taxes                                          72,102           64,783           69,198
  Other                                                          25,335           21,779           24,542
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                           $635,715         $612,387         $620,728
=========================================================================================================


        The accompanying notes are an integral part of these statements.

                                           BAY STATE GAS COMPANY
                                Consolidated Statements of Capitalization
                                              (In thousands)

                                                                                June 30,             September 30,
                                                                         1995             1994               1994
-----------------------------------------------------------------------------------------------------------------

                                                                              (Unaudited)               (Audited)
Common stock equity:
Common Stock, $3.33 1/3 par value, authorized 36,000,000
  shares; 13,350,394, 13,183,511 and 13,290,491 shares
  outstanding                                                          $ 44,501         $ 43,945         $ 44,302
Paid-in capital                                                         100,302           97,030           99,145
Retained earnings                                                        86,538           83,946           71,942
-----------------------------------------------------------------------------------------------------------------
Total common stock equity                                               231,341          224,921          215,389
-----------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
Non-redeemable cumulative preferred stock                                 2,572            2,572            2,572
Redeemable cumulative preferred stock                                     2,647            2,773            2,721
-----------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock                                          5,219            5,345            5,293
-----------------------------------------------------------------------------------------------------------------
Long-term debt:
Revolving credit agreement                                               20,000           18,000           18,000
Notes                                                                   178,000          163,000          173,000
-----------------------------------------------------------------------------------------------------------------
Total long-term debt                                                    198,000          181,000          191,000
Less current maturities                                                      --            2,000               --
-----------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                     198,000          179,000          191,000
-----------------------------------------------------------------------------------------------------------------
Total capitalization                                                   $434,560         $409,266         $411,682
=================================================================================================================

                The accompanying notes are an integral part of these statements.

                                         BAY STATE GAS COMPANY
                                Consolidated Statements of Cash Flows
                                        (Unaudited, in thousands)
                                                                 Nine months ended          Twelve months ended
                                                                       June 30,                    June 30,
                                                                  1995       1994             1995         1994
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 29,563    $ 31,581         $ 22,468    $ 23,903
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                18,935      17,807           24,603      23,273
    Deferred income taxes                                         5,801         459           10,597       2,918
Changes in operating assets and liabilities:
    Accounts receivable                                         (14,116)    (23,828)           8,373      (7,937)
    Inventories                                                  10,346       9,493            5,908      (3,214)
    Accounts payable                                                (22)      4,568           (5,055)      5,639
    Fuel purchase commitments                                    (9,471)     (9,071)          (1,526)      4,351
    Taxes accrued                                                   346       6,690              220       1,861
    Refunds due customers                                        27,857      17,527           17,495      13,771
    Deferred gas costs                                            6,629      12,445            4,177         (95)
    Prepaid benefit plans and other                               3,726     (10,958)           4,240     (10,585)
    Prepaid and deferred income taxes                             5,909      (3,757)          (2,399)      1,311
    Other                                                          (950)      6,630            1,135         533
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        84,553      59,586           90,236      55,729
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC)                    (37,280)    (33,135)         (53,940)    (48,036)
Additions to other property and investments                      (1,717)       (142)          (2,209)     (4,371)
Dividend from investment in MASSPOWER                               503          --              503          --
Other energy-related activities (Note 2)                         (2,087)       (793)          (2,251)       (841)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (40,581)    (34,070)         (57,897)    (53,248)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                          1,356       7,295            3,828       9,335
Dividends on common stock                                       (14,742)    (13,998)         (19,574)    (18,560)
Dividends on preferred stock                                       (225)       (233)            (302)       (310)
Issuance of long-term debt                                        7,000      15,000           17,000      41,000
Retirements of preferred stock and long-term debt                   (74)    (14,047)            (126)    (24,100)
Short-term debt                                                 (31,800)    (18,500)         (26,000)     (8,770)
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                           (38,485)    (24,483)         (25,174)     (1,405)
----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                                     5,487       1,033            7,165       1,076
Cash and temporary cash investments at beginning of
  period                                                          3,980       1,269            2,302       1,226
----------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period           $  9,467    $  2,302         $  9,467    $  2,302
================================================================================================================

Supplemental cash flow information:
Cash paid during the year for:
  Interest (net of amount capitalized)                         $ 12,686    $ 12,348         $ 15,891    $ 13,943
================================================================================================================
  Income taxes                                                 $  6,270    $  7,846         $  7,449    $  9,533
================================================================================================================

                The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
                            June 30, 1995 and 1994
                                  (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1994 and the subsequent quarterly reports of December 31, 1994 and March 31, 1995.

Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - ENERGY-RELATED INVESTMENTS

On June 1, 1995, the Company formed a new subsidiary, Bay State Energy Enterprises, Inc. ("BSEE"). On June 19, 1995, BSEE entered into a partnership agreement with Connecticut Natural Gas Corporation and Koch Gas Services Company
to form  KBC Energy Services ("KBC").   KBC will market natural gas supplies and
energy-related services on an unregulated basis to commercial and industrial end-users. Each partner holds a one-third equity interest in the partnership. The Company is committed to invest up to $1.7 million in KBC.

The Company's wholly-owned subsidiary, Granite State Gas Transmission, Inc. ("Granite"), currently transports natural gas imported from Canada on behalf of the Company and the Company's wholly-owned subsidiary, Northern Utilities Inc. ("Northern"), through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). The PPLC lease extends to March 31, 1997. Granite is seeking an agreement with PPLC to extend the lease through the 1997-1998 heating season. Granite and Northern have developed short-term contingency plans for supplying Northern's customers through the 1997-1998 heating season in the event that the lease is not extended.

Long-term, Granite plans to replace the pipeline capacity provided by the PPLC lease through two projects it is currently pursuing. The first is a 2.0 million MMBtu liquified natural gas ("LNG") storage facility to be located in
southern Maine.   On February 28, 1995, Granite completed its application with the Federal Energy Regulatory Commission ("FERC") for a certificate of public convenience and necessity for the construction and operation of the LNG
facility.    Northern plans to file in the near future for approval from the public utility commissions of Maine and New Hampshire of its agreement with Granite for service from the LNG facility. While the timing and receipt of the required approvals cannot be predicted with certainty, the Company believes that the LNG facility will be completed and available for service by November 1998.

The second project Granite is pursuing to replace the PPLC leased pipeleine is a new 240-mile dedicated natural gas pipeline proposed to be built from the U.S.-Canadian border at Jay, Vermont to the New Hampshire-Massachusetts border at Haverhill, Massachusetts. In 1991, the Company initiated the formation of a partnership of energy companies to develop the pipeline, which is known as the Portland Natural Gas Transmission System ("PNGTS"). The PNGTS partnership plans to file an application with the FERC for a certificate of public convience and necessity to construct and operate the pipeline during fiscal 1996. The Company and Northern have entered into agreements with PNGTS for service on the pipeline. Such agreements are subject to state regulatory review and approval processes in Massachusetts, Maine and New Hampshire. The timing and receipt of the required approvals cannot be predicted with certainty at this time.

                  Notes to Consolidated Financial Statements
                            June 30, 1995 and 1994
                                  (Unaudited)

Approximately $1.9 million and $3.0 million has been expended by the Company on the LNG facility and PNGTS, respectively. Recovery of these expenditures is dependent upon, among other things, successful completion of the projects and
the terms of required regulatory approvals.   While the Company believes that
these projects will be successful, their completion is subject to a number of factors beyond the Company's control.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

Environmental expenditures for the quarters ended June 30, 1995 and 1994 were $67,000 and $55,000 respectively. Exclusive of amounts accrued for future expenditures, at June 30, 1995 and 1994, approximately $3.1 million and $3.0 million of environmental expenditures had been deferred for future recovery from customers under previously approved rate orders.

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

NOTE 4 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended June 30, 1995, and for the years ended September 30 are set forth below.

                                                            Year ended September 30
                                          June     ---------------------------------------------
(In thousands)                            1995       1994      1993      1992    1991     1990
                                        --------------------------------------------------------
Earnings:
Net income                              $22,468    $24,485   $22,807   $18,363  $15,817  $20,185
Adjustments:
Income taxes                             14,464     15,642    13,726    11,250    8,733   11,037
Fixed charges (see below)                18,302     17,149    15,895    15,170   14,832   13,720
                                        --------------------------------------------------------
Total adjusted earnings                 $55,234    $57,276   $52,428   $44,783  $39,382  $44,942
                                        ========================================================

Fixed charges:
Total interest expense                  $16,128    $15,095   $13,599   $13,073  $12,253  $11,430
Interest component of rents               2,174      2,054     2,296     2,097    2,579    2,290
                                        --------------------------------------------------------
Total fixed charges                     $18,302    $17,149   $15,895   $15,170  $14,832  $13,720
                                        ========================================================

Ratio of earnings to fixed charges         3.02       3.34      3.30      2.95     2.66     3.28
                                        ========================================================

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Bay State Gas Company:



We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the three months, nine months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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



                                                        KPMG PEAT MARWICK LLP


Boston, Massachusetts
July 25, 1995

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

RESULTS OF OPERATIONS

Earnings and dividends
----------------------

For the three months ended June 30, 1995, operating revenues were $72.4 million, up from $64.8 million in the prior year, while the net loss per average common share was $.18 versus $.24 a year earlier. Earnings per share improved primarily due to a $2 million increase in net gas and transportation revenues, which resulted from weather that was 14% colder than the year earlier, while operating and maintenance expenses remained level.

For the nine-month period ended June 30, 1995, earnings per average common share were $2.20, 8.7% lower than the $2.41 earned for the same period last year. For the twelve-month period ended June 30, 1995, earnings per average common share were $1.66 compared to $1.82 for the same period the year before. This decrease in earnings for both periods was primarily the result of weather that was 11% warmer than the previous year for both the nine and twelve month periods. Partially offsetting the negative effect of the weather were decreases in operating and maintenance expenses of 7.3% and 6.3% for the nine and twelve month periods, respectively.

Dividends declared per common share were $.375 for the three-month period ended June 30, 1995, compared to $.365 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.50 per common share, up 2.7% from the $1.46 annualized dividend last year. For the twelve-month period ended June 30, 1995, dividends declared were $1.47, compared to $1.43 for the same period in the prior year.

Net gas and transportation revenues
-----------------------------------

Primarily as the result of warmer weather, net gas and transportation revenues for the nine and twelve months are down 4.6% and 4.2% from one year ago, respectively. For both the nine and twelve months ended June 30, 1995, the weather was 7% warmer than normal and 11% warmer than the comparative periods in 1994. For both the nine and twelve months ended June 30, net revenues were negatively impacted by the weather by approximately $4.5 million in 1995 as compared to an estimated positive impact of $2.6 million in 1994, due to colder than normal weather. This weather impact was partially offset by a 3.4% and 3.1% increase in normalized sales volumes, including transportation volumes, for the comparative nine and twelve month periods, respectively.

Operating expenses
------------------

Total operating expenses, excluding federal and state taxes on income, for the nine months ended June 30, 1995 were $88.3 million compared to $91.8 million for the same period last year. These expenses for the twelve- month period ended June 30, 1995 were $115.8 million compared to $119.7 million for the prior twelve months. The decreases in both the nine- and twelve-month periods are primarily attributable to reductions in operating and maintenance expenses offset by increases in depreciation and amortization expenses. The decrease in operating and maintenance expenses for both periods is the result of lower bad debt, labor, benefits and outside services expenses and an increase in service revenues.

Other income, net of taxes
--------------------------

Other income, net of taxes for the nine-month period ended June 30, 1995 was $1.3 million as compared to $401,000 for the same period last year. For the comparable twelve-month period, other income, net of taxes was $1.0 million and $111,000. The increase in both periods was primarily a result of the profits generated from the Company's investment in MASSPOWER, a cogeneration facility.

Interest expense and dividend requirements on preferred stock
-------------------------------------------------------------

Interest expense for the nine-month period ended June 30, 1995 was $12.7 million compared to $11.8 million for the same period last year. For the twelve months ended June 30, 1995, interest expense was $15.9 million compared to $15.3 million for the previous twelve months. The increase in interest expense for both periods was primarily the result of an additional $.8 million in expense accrued on overcollections of gas costs, a result of the warmer than normal weather, and higher than anticipated pipeline supplier refunds.

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

Cash flows from operations have enabled the Company to keep new debt financing to a minimum. During the month of June, $5.0 million of medium term notes were issued. This was the first new long-term debt issuance since October 1994. Total net short- and long-term debt is down $9.0 million from June 30, 1994 to June 30, 1995. The Company is continuing to generate high cash flows from operating activities. The increase in cash flows from the comparative period is primarily the result of decreasing accounts receivable balances and increases in
refunds due customers.   As a result of  market forces and the receipt of $12.0
million in pipeline supplier refunds, the Company has overcollected gas costs which must be returned to customers. This amount, which will be refunded in the near future through reduced gas prices, will cause short-term debt balances to grow over the next six months.

As a result of planned spending, capital expenditures increased by $5.7 million for the nine-month period and $3.7 million for the twelve-month period ended June 30, 1995, as compared to the year before. Total capital expenditures for fiscal 1995 are projected to be approximately $55.0 million

PART II.  OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings
---------------------------

          There were no material legal proceedings instituted in the third quarter of 1995, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.


Item 2.   Changes in Securities
-------------------------------

          None.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          None.

Item 5.   Other Information
---------------------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)   Exhibits:

                15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702

                27.     Financial Data Schedule


          (b)   Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        BAY STATE GAS COMPANY
                                        ---------------------
                                        (Registrant)




                                        By:  /s/ Thomas W. Sherman
                                           -----------------------------------
                                        Thomas W. Sherman
                                        Executive Vice President and Chief
                                        Financial and Accounting Officer





                                        By:  /s/ Stephen J. Curran
                                           -----------------------------------
                                        Stephen J. Curran
                                        Controller



Date:  August 9, 1995