Form 10-K/A
period 1995-09-30
BAY STATE GAS CO /NEW/
filed 1995-12-07
CIK 10488

                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004

                                 FORM 10-K/A

                               Amendment No. 1

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                        Commission File Number 1-7479

                            ----------------------

                            BAY STATE GAS COMPANY
            (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                  04-2548120
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  300 FRIBERG PARKWAY, WESTBOROUGH, MASSACHUSETTS 01581-5039 (508/836-7000)
        (Address and telephone number of principal executive officers)

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


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended September 30, 1995, as set forth in the pages attached hereto.

                     Item 6.      Selected Financial Data
                     Item 8.      Financial Statements and Supplementary Data

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bay State Gas Company
                                   --------------------------------
                                   (Registrant)

                                   By:  /s/ Thomas W. Sherman
                                      ----------------------------------
                                      Thomas W. Sherman
                                      Executive Vice President and Chief
                                      Financial and Accounting Officer

Date:  December 7, 1995

ITEM 6.  SELECTED FINANCIAL DATA

     Listed below is the required selected financial data for the Company's last five fiscal years.

In thousands, except per share amounts    1995         1994         1993         1992       1991
--------------------------------------  --------     --------     --------     --------   --------
Total operating revenues..............  $418,118     $463,280     $412,410     $372,707   $350,161
Income from continuing operations.....    23,128       24,485       22,807       18,363     15,817
Earnings per average common share from
  continuing operations...............  $   1.71     $   1.85     $   1.75     $   1.41   $   1.32
Total assets..........................   630,355      614,798      563,000      498,930    452,153
Long-term obligations under capital
  leases..............................     1,611        2,719        3,747        4,700      5,585
Capitalization:
  Common equity.......................   219,873      215,389      200,088      187,032    146,042
  Preferred sock......................     5,149        5,293        5,392       20,512     20,677
  Long-term debt......................   199,000      191,000      176,000      116,139    131,775
Cash dividends declared per common
  share...............................  $   1.48     $   1.44     $   1.40     $   1.36   $   1.31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993, IN THOUSANDS EXCEPT PER SHARE
                                    AMOUNTS

                                                               1995         1994         1993
                                                             --------     --------     --------
Operating revenues:
Local transportation.....................................    $160,561     $166,534     $157,715
Energy products and services:
  Natural gas sales......................................     235,270      276,900      235,389
  Other energy products and services.....................      22,287       19,846       19,306
                                                             --------     --------     --------
          Total energy products and services.............     257,557      296,746      254,695
                                                             --------     --------     --------
Total operating revenues.................................     418,118      463,280      412,410
                                                             --------     --------     --------
Operating expenses:
  Recovered natural gas costs............................     235,270      276,900      235,389
  Operations.............................................      84,076       88,005       89,455
  Maintenance............................................       8,545        8,744        8,525
  Depreciation and amortization..........................      26,026       24,209       21,562
  Other taxes, principally property taxes................      11,362       11,306       10,434
                                                             --------     --------     --------
          Total operating expenses.......................     365,279      409,164      365,365
                                                             --------     --------     --------
Operating income.........................................      52,839       54,116       47,045
                                                             --------     --------     --------
Other income (expense):
  Income (loss) from investments in energy ventures......         252         (813)        (431)
  Interest income and other..............................       1,630        1,980        2,830
  Interest expense.......................................     (17,018)     (15,156)     (12,910)
                                                             --------     --------     --------
          Total other income (expense)...................     (15,136)     (13,989)     (10,511)
                                                             --------     --------     --------
Income before income taxes...............................      37,703       40,127       36,534
                                                             --------     --------     --------
Federal and state taxes on income (note 2)...............      14,575       15,642       13,727
                                                             --------     --------     --------
Net income...............................................      23,128       24,485       22,807
Dividend requirements on preferred stock.................         299          309          562
                                                             --------     --------     --------
EARNINGS APPLICABLE TO COMMON STOCK......................    $ 22,829     $ 24,176     $ 22,245
                                                             ========     ========     ========
Average number of common shares outstanding..............      13,342       13,086       12,721
                                                             ========     ========     ========
EARNINGS PER SHARE.......................................    $   1.71     $   1.85     $   1.75
                                                             ========     ========     ========
DIVIDENDS DECLARED PER COMMON SHARE......................    $   1.48     $   1.44     $   1.40
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

                             BAY STATE GAS COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993, IN THOUSANDS EXCEPT SHARE
                                    AMOUNTS

                                                                                       CUMULATIVE
                                               COMMON STOCK                         PREFERRED STOCK
                               ---------------------------------------------    ------------------------
                                               PAR      PAID-IN     RETAINED       NON-
                                 SHARES       VALUE     CAPITAL     EARNINGS    REDEEMABLE    REDEEMABLE
                               ----------    -------    --------    --------    ----------    ----------
BALANCE AT SEPTEMBER 30,
  1992.......................  12,549,741    $41,832    $ 83,235    $ 61,965      $2,572       $ 17,940
Net income...................                                         22,807
Dividends declared:
  Preferred stock............                                           (562)
  Common stock...............                                        (17,802)
Common stock issued:
  DRP*.......................     270,871        903       6,177
  KESOP*.....................      69,500        232       1,307
Redemption of preferred
  stock......................                                 (6)                               (15,120)
                               ----------    -------    --------    --------    ----------    ----------
BALANCE AT SEPTEMBER 30,
  1993.......................  12,890,112     42,967      90,713      66,408       2,572          2,820
Net income...................                                         24,485
Dividends declared:
  Preferred stock............                                           (309)
  Common stock...............                                        (18,831)
Common stock issued:
  DRP*.......................     372,379      1,242       8,115
  KESOP*.....................      28,000         93         577
Capital stock expense........                                (62)
Redemption of preferred
  stock......................                               (198)        189                        (99)
                               ----------    -------    --------    --------    ----------    ----------
BALANCE AT SEPTEMBER 30,
  1994.......................  13,290,491     44,302      99,145      71,942       2,572          2,721
Net income...................                                         23,128
Dividends declared:
  Preferred stock............                                           (299)
  Common stock...............                                        (19,748)
Common stock issued:
  DRP*.......................      42,103        140         864
  KESOP*.....................      20,800         69         360
Capital stock expense........                                (17)
Redemption of preferred
  stock......................                                (13)                                  (144)
                               ----------    -------    --------    --------    ----------    ----------
BALANCE AT SEPTEMBER 30,
  1995.......................  13,353,394    $44,511    $100,339    $ 75,023      $2,572       $  2,577
                                =========    =======    ========     =======    ========       ========

---------------

* Dividend reinvestment, employee saving, and key employee stock option plans.

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993, IN THOUSANDS

                                                             1995          1994          1993
                                                            -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $23,128       $24,485       $22,807
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................   26,026        24,209        21,562
  Deferred income taxes...................................    6,908         5,254         6,803
  Dividends from investment in MASSPOWER..................      859         --            --
Changes in operating assets and liabilities:
  Accounts receivable.....................................    3,427        (1,342)       (3,377)
  Inventories and fuel purchase commitments...............      105         3,929        (1,570)
  Accounts payable........................................    1,410          (268)       (1,699)
  Deferred and accrued taxes..............................   (3,850)        3,428        (1,359)
  Deferred gas costs and refunds due customers............   12,492        17,291       (15,217)
  Prepayments and other...................................    3,234       (10,933)      (12,358)
                                                            -------       -------       -------
Net cash provided by operating activities.................   73,739        66,053        15,592
                                                            -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant (excluding AFUDC)......................  (53,336)      (51,214)      (46,639)
Investments in energy ventures............................   (4,586)         (956)       (4,779)
                                                            -------       -------       -------
Net cash used in investing activities.....................  (57,922)      (52,170)      (51,418)
                                                            -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock..................................    1,416         9,965         8,619
Dividends on common stock.................................  (19,748)      (18,831)      (17,802)
Dividends on preferred stock..............................     (299)         (309)         (562)
Issuance of long-term debt................................   20,000        25,000        81,000
Retirements of preferred stock and long-term debt.........  (12,157)      (14,297)      (50,438)
Short-term debt...........................................   (6,250)      (12,700)       14,950
                                                            -------       -------       -------
Net cash provided by (used in) financing activities.......  (17,038)      (11,172)       35,767
                                                            -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS.............................................   (1,221)        2,711           (59)
Cash and temporary cash investments at beginning of
  period..................................................    3,980         1,269         1,328
                                                            -------       -------       -------
Cash and temporary cash investments at end of period......  $ 2,759       $ 3,980       $ 1,269
                                                            =======       =======       =======
Supplemental cash flow information:
Cash paid during the year for:
  Interest (net of amount capitalized)....................  $16,355       $15,659       $12,788
                                                            =======       =======       =======
  Income taxes............................................  $ 8,720       $ 9,026       $ 8,428
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

NOTE 7.  PENSION AND EMPLOYEE BENEFIT PLANS

     Pension plans. The funded status of the Company's pension plans as of September 30, 1995 and 1994, is as follows:

                              In thousands                             1995        1994
     ---------------------------------------------------------------  -------     -------
     Vested benefits................................................  $58,877     $57,956
     Nonvested benefits.............................................    1,196       1,103
                                                                      -------     -------
     Accumulated benefit obligation.................................   60,073      59,059
     Additional benefits related to future compensation levels......   12,247      13,477
                                                                      -------     -------
     Projected benefit obligation...................................   72,320      72,536
     Plan assets at fair value......................................   81,896      75,417
                                                                      -------     -------
     Plan assets in excess of plan benefit obligations..............  $ 9,576     $ 2,881
                                                                      =======     =======

     Plan assets are primarily invested in marketable pooled funds holding equity and corporate debt securities and in cash equivalents. Certain changes in items shown above are not recognized as they occur, but are systematically amortized over subsequent periods. Unrecognized amounts as of September 30, 1995 and 1994, are as follows:

                             In thousands                             1995         1994
     -------------------------------------------------------------  --------     --------
     Unrecognized net gain........................................  $ (6,010)    $ (1,878)
     Unrecognized prior service cost..............................     5,178        6,420
     Unrecognized net transition obligation.......................     4,849        5,832
     Prepaid pension costs included in the Consolidated Balance
       Sheets.....................................................   (13,593)     (13,255)
                                                                    --------     --------
     Plan assets in excess of plan benefit obligations............  $  9,576     $  2,881
                                                                    ========     ========

     The discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets used in determining the actuarial present value of the projected benefit obligation were 8.0%, 5.0%, and 9.0% for both 1995 and 1994. Net pension cost for 1995, 1994, and 1993 included the following components:

                         In thousands                        1995        1994        1993
     -----------------------------------------------------  -------     -------     -------
     Service cost-benefits earned.........................  $ 1,790     $ 2,021     $ 1,654
     Interest cost on benefit obligations.................    5,668       5,580       5,318
     Actual return on plan assets.........................   (9,762)       (129)     (6,886)
     Net amortization and deferral........................    4,431      (4,642)      2,862
                                                            -------     -------     -------
     Net pension cost.....................................  $ 2,127     $ 2,830     $ 2,948
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

                               In thousands                             1995        1994
     ----------------------------------------------------------------  -------     ------
     Interest cost...................................................  $ 1,872     $2,112
     Service cost....................................................      445        575
     Actual return on assets.........................................   (2,848)      (365)
     Net amortization................................................    2,581        848
     Deferred........................................................      613       (388)
                                                                       -------     ------
     Other postretirement benefit expense............................  $ 2,663     $2,782
                                                                       =======     ======

     The funded status of the Company's other postretirement benefit plans as of September 30, 1995 and 1994, is as follows:

                             In thousands                             1995         1994
     -------------------------------------------------------------  --------     --------
     Retirees.....................................................  $ 12,742     $ 14,616
     Fully eligible active employees..............................     3,992        4,325
     Other active employees.......................................     7,961        9,243
                                                                    --------     --------
     Accumulated other postretirement benefit obligation..........    24,695       28,184
     Fair value of plan assets....................................   (18,133)     (16,269)
     Unrecognized net transition obligation.......................   (22,732)     (23,995)
     Unrecognized net gain........................................     6,711          882
                                                                    --------     --------
     Prepaid other postretirement benefits recorded in the
       Consolidated Balance Sheets................................  $  9,459     $ 11,198
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