Form 10-Q
period 1995-12-31
BAY STATE GAS CO /NEW/
filed 1996-02-08
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1995

                         Commission file number 1-7479

                               -----------------

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

                               -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES (X)   NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at January 31, 1996
              -----                              -------------------------------
Common Stock, $3.33 1/3 par value                      13,379,394 Shares

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

         Consolidated Statements of Earnings - Three months and
         twelve months ended December 31, 1995 and 1994....................    3

         Consolidated Balance Sheets at December 31, 1995, 1994
         and September 30, 1995............................................    4

         Consolidated Statements of Capitalization at December 31,
         1995, 1994 and September 30, 1995.................................    5

         Consolidated Statements of Cash Flows - Three months and
         twelve months ended December 31, 1995 and 1994....................    6

         Notes to Consolidated Financial Statements........................    7

         Independent Auditors' Report......................................   10


      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............   11


PART II.  OTHER INFORMATION


      Item 1.  Legal Proceedings...........................................   14

      Item 2.  Changes in Securities.......................................   14

      Item 3.  Defaults Upon Senior Securities.............................   14

      Item 4.  Submission of Matters to a Vote of Security Holders.........   14

      Item 5.  Other Information...........................................   15

      Item 6.  Exhibits and Reports on Form 8-K............................   15


      SIGNATURES...........................................................   16

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                             BAY STATE GAS COMPANY
                      Consolidated Statements of Earnings
              (Unaudited, in thousands, except per share amounts)

                                                 Three months ended    Twelve months ended
                                                    December 31,          December 31,
                                                   1995       1994       1995      1994
------------------------------------------------------------------------------------------
Operating revenues:
Local transportation                             $ 54,648   $ 47,437   $167,773  $162,559
Energy products and services:
      Natural gas sales                            70,425     66,599    239,096   260,468
      Other energy products and services            7,652      5,253     24,688    20,222
------------------------------------------------------------------------------------------
Total energy products and services                 78,077     71,852    263,784   280,690
------------------------------------------------------------------------------------------
Total operating revenues                          132,725    119,289    431,557   443,249
------------------------------------------------------------------------------------------
Operating expenses:
      Recovered natural gas costs                  70,425     66,599    239,096   260,468
      Operations                                   24,021     20,756     87,341    87,135
      Maintenance                                   2,360      2,133      8,772     8,774
      Depreciation and amortization                 6,294      6,465     25,856    24,477
      Other taxes, principally property taxes       3,167      2,717     11,810    11,456
------------------------------------------------------------------------------------------
Total operating expenses                          106,267     98,670    372,875   392,310
------------------------------------------------------------------------------------------
Operating  income                                  26,458     20,619     58,682    50,939
------------------------------------------------------------------------------------------
Other income (expense)
     Income from investments in energy ventures       215        171        296       188
      Interest income and other                       592        324      1,895     1,932
      Interest expense                             (4,037)    (3,931)   (17,125)  (15,323)
------------------------------------------------------------------------------------------
Total other income (expense)                       (3,230)    (3,436)   (14,934)  (13,203)
------------------------------------------------------------------------------------------
Income before income taxes                         23,228     17,183     43,748    37,736
------------------------------------------------------------------------------------------
Federal and state taxes on income                   8,850      6,706     16,719    14,572
------------------------------------------------------------------------------------------
Net income                                         14,378     10,477     27,029    23,164
Dividend requirements on preferred stock               74         76        297       308
------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                14,304     10,401     26,732    22,856
------------------------------------------------------------------------------------------
Average number of common shares outstanding        13,363     13,330     13,350    13,184
------------------------------------------------------------------------------------------
EARNINGS PER SHARE                               $   1.07   $   0.78   $   2.00  $   1.73
------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE              $  0.375   $  0.365   $   1.49  $   1.45
------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                          Consolidated Balance Sheets
                                 (In thousands)

                                                              December 31,     September 30,
                                                             1995      1994             1995
--------------------------------------------------------------------------------------------
                                                              (Unaudited)          (Audited)
ASSETS
Plant, at cost                                             $668,506  $651,574       $683,347
Accumulated depreciation and amortization                   184,017   170,380        184,942
--------------------------------------------------------------------------------------------
Net plant                                                   484,489   481,194        498,405
--------------------------------------------------------------------------------------------
Investments in energy ventures (note 2)                      11,346     6,133          9,768
Prepaid benefit plans                                        24,838    21,843         21,470
Other long term assets                                        9,322    10,507          8,898
Current assets:
   Cash and temporary cash investments                        5,182     4,220          2,759
   Accounts receivable, less allowances of $5,182, $4,559
    and $4,232                                               52,208    46,589         22,066
   Unbilled revenues                                         12,145     9,953          3,747
   Deferred gas costs                                        14,232    21,720         13,190
   Inventories, at average cost                              17,681    23,729         19,327
   Other                                                      6,241     5,624          5,797
--------------------------------------------------------------------------------------------
Total current assets                                        107,689   111,835         66,886
--------------------------------------------------------------------------------------------
Regulatory assets:
  Income taxes                                               12,345    11,067         10,595
  Other                                                      15,627    12,302         14,333
--------------------------------------------------------------------------------------------
                                                           $665,656  $654,881       $630,355
--------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements):
  Common stock equity                                      $229,572  $222,018       $219,873
  Preferred stock equity                                      5,144     5,293          5,149
  Long-term debt                                            214,500   193,000        199,000
--------------------------------------------------------------------------------------------
Total capitalization                                        449,216   420,311        424,022
--------------------------------------------------------------------------------------------
Long-term liabilities:
   Deferred taxes                                            78,379    72,210         73,329
   Other long-term liabilities                               15,328    13,721         15,401
--------------------------------------------------------------------------------------------
Total long-term liabilities                                  93,707    85,931         88,730
--------------------------------------------------------------------------------------------
Commitments and contingencies (note 2)
Current liabilities:
   Short-term debt                                           33,950    53,625         31,500
   Accounts payable                                          43,796    36,302         28,704
   Fuel purchase commitments                                 14,165    20,500         15,801
   Refunds due customers                                     16,158    24,097         28,928
   Deferred and accrued taxes                                 6,960     6,921          4,677
   Other                                                      7,704     7,194          7,993
--------------------------------------------------------------------------------------------
Total current liabilities                                   122,733   148,639        117,603
--------------------------------------------------------------------------------------------
                                                           $665,656  $654,881       $630,355
--------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                   Consolidated Statements of Capitalization
                                 (In thousands)

                                                             December 31,     September 30,
                                                            1995      1994             1995
-------------------------------------------------------------------------------------------
                                                              (Unaudited)         (Audited)
Common stock equity:
Common Stock, $3.33 1/3 par value, authorized 36,000,000
  shares; 13,377,394, 13,337,794 and 13,353,394 shares
  outstanding                                             $ 44,558  $ 44,459       $ 44,511
Paid-in capital                                            100,695   100,083        100,339
Retained earnings                                           84,319    77,476         75,023
-------------------------------------------------------------------------------------------
Total common stock equity                                  229,572   222,018        219,873
-------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Non-redeemable cumulative preferred stock                  2,572     2,572          2,572
  Redeemable cumulative preferred stock                      2,572     2,721          2,577
-------------------------------------------------------------------------------------------
Total cumulative preferred stock                             5,144     5,293          5,149
-------------------------------------------------------------------------------------------
Long-term debt:
  Revolving credit agreement                                13,000    20,000          6,000
  Notes                                                    201,500   173,000        193,000
-------------------------------------------------------------------------------------------
Total long-term debt                                       214,500   193,000        199,000
-------------------------------------------------------------------------------------------
Total capitalization                                      $449,216  $420,311       $424,022
-------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                           Three months ended   Twelve months ended
                                                              December 31,         December 31,
                                                             1995       1994      1995       1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 14,378   $ 10,477   $ 27,029   $ 23,164
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                            6,294      6,465     25,856     24,477
    Deferred income taxes                                     (284)     3,872      2,750      9,598
    Dividends from investment in MASSPOWER                      --         --        859         --

Changes in operating assets and liabilities:
    Accounts receivable                                    (30,142)   (21,096)    (5,619)     9,933
    Unbilled revenues                                       (8,398)    (6,292)    (2,192)     1,433
    Accounts payable                                        15,092      9,008      7,494     (4,094)
    Deferred and accrued taxes                               5,867        273      2,180     (8,760)
    Deferred gas costs and refunds due customers           (13,812)      (869)      (451)    23,183
    Prepayments and other                                   (8,429)     3,066     (8,112)    (5,286)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        (19,434)     4,904     49,794     73,648
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant (excluding AFUDC)                       (10,710)   (18,515)   (45,924)   (55,682)
Proceeds from sale of rental assets (see note 3)            20,667         --     20,667         --
Investments in energy ventures                              (1,363)      (175)    (5,774)      (589)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities          8,594    (18,690)   (31,031)   (56,271)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                       403      1,095        711      8,417
Dividends on common stock                                   (5,011)    (4,868)   (19,891)   (19,110)
Dividends on preferred stock                                   (74)       (76)      (297)      (308)
Issuance of long-term debt                                  17,000      2,000     30,000     17,000
Retirements of preferred stock and long-term debt           (1,505)        --     (8,649)   (14,099)
Short-term debt                                              2,450     15,875    (19,675)    (7,375)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         13,263     14,026    (17,801)   (15,475)
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                                2,423        240        962      1,902
Cash and temporary cash investments at beginning of
   period                                                    2,759      3,980      4,220      2,318
---------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period      $  5,182   $  4,220   $  5,182   $  4,220
---------------------------------------------------------------------------------------------------

Cash paid during the year for:
   Interest (net of amount capitalized)                   $  6,606   $  4,972   $ 18,922   $ 13,009
---------------------------------------------------------------------------------------------------
   Income taxes                                           $  3,003   $  1,046   $ 10,677   $  9,105
---------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994
                                  (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1995.

Because of the seasonal nature of the Company's business, the results of operations for the three months ended December 31, 1995 and 1994 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
CAPACITY REQUIREMENTS. The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). An agreement in principle has been reached with PPLC that will extend the lease from March 31, 1997 to April 30, 1998. Long-term, two projects to replace the pipeline capacity provided by the PPLC lease are being pursued, a 2.0 million MMBtu liquefied natural gas ("LNG") storage facility in Wells, Maine ("Wells LNG") and the Portland Natural Gas Transmission System ("PNGTS").

INVESTMENT RECOVERY. The following table summarizes the Company's current investment in energy ventures:

                         Ownership            Investments at December 31,
                        percentages             1995                 1994
        -----------------------------------------------------------------
        MASSPOWER          17.5%               2,639                3,128
        PNGTS              29.0%               4,165                2,622
        Wells LNG         100.0%               4,418                  349
        KBC                33.3%                  51                   --
        Other                --                   73                   34
        -----------------------------------------------------------------
        Total                                 11,346                6,133
        -----------------------------------------------------------------

PNGTS is an interstate pipeline that will extend 250 miles from the US-Canadian border to the New Hampshire-Massachusetts border. In January 1996, PNGTS reached an agreement in principle to sell 40% of the partnership to two new equity partners, who will be shippers on the completed pipeline. This sale will reduce the Company's ownership percentage to 18%. In March, 1996, PNGTS plans to file an application with the Federal Energy Regulatory Commission ("FERC") for approval to construct and operate the pipeline. The Company has filed the precedent agreements for Wells LNG and PNGTS, the timing and receipt of the required approvals cannot be predicted with certainty at this time. Such agreements are subject to state regulatory review and approval processes in Massachusetts, Maine, and New Hampshire. In January 1996, the FERC issued a Draft Environmental Impact Statement which found that the Wells LNG project could be built and operated safely without significant environmental impact.

Amounts invested to date in PNGTS and Wells LNG consist principally of the Company's share of feasibility, engineering, legal, and other costs of developing each project. Recovery of these expenditures is dependent upon, among other things, successful completion of the projects and the terms of required regulatory approvals. While the Company believes that these projects will be successful, their completion is subject to a number of

Notes to Consolidated Financial Statements
December 31, 1995 and 1994
(Unaudited)

factors beyond the Company's control. Both of these projects are scheduled to be completed and available for service in November 1998.

KBC Energy Services ("KBC") is a partnership with Connecticut Natural Gas Corporation and Koch Gas Services Company, which markets natural gas supplies and energy-related services on a non-regulated basis to commercial and industrial end-users. MASSPOWER is a cogeneration facility which has been in operation since 1993.

LONG-TERM OBLIGATIONS. The company has long-term contracts for the purchase, storage, and delivery of gas supplies. Certain of these contracts contain minimum purchase provisions which, in the opinion of management, are not in excess of the Company's requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $3.9 million to $10.0 million. Accordingly, the Company has accrued $3.9 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarter ended December 31, 1995 and 1994 were $614,000 and $169,000, respectively. Exclusive of amounts accrued for future expenditures, at December 31, 1995 and 1994, approximately $3.4 million and $3.0 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred costs are being recovered from customers over seven to ten years.

REGULATORY MATTERS. On December 22, 1995, the Massachusetts Department of Public Utilities approved the Company's overall revenue-neutral rate redesign, allowing the implementation of rates that more closely reflect the actual costs associated with serving different customers. New rates became effective January 1, 1996.

Significant regulatory assets arising from the rate-making process associated with income taxes, employee benefits, and environmental response costs have been recorded. Based on its assessments of decisions by regulatory authorities, management believes that all regulatory assets will be settled at recorded amounts through specific provisions of current and future rate orders.

LITIGATION. The Company is involved in various legal actions and claims arising in the normal course of business. Management does not believe that the outcome of any action or claim will have a material adverse effect upon the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 3 - SALE OF RENTAL ASSETS

On October 31, 1995, the Company sold certain equipment leased to its customers, consisting of water heaters and conversion burners located in Massachusetts, for $20.7 million. The Company then leased back those assets from the purchaser, under an operating lease, which requires monthly lease payments of $282,000, having a seven-year term, and with several earlier buy-out periods. The Company then subleased the rental assets to a non-regulated subsidiary, Energy Asset Funding ("EAF"). Under contract from EAF, the company continues to install, service, bill, and collect revenue from rental customers. The gain on the sale-leaseback transaction of $462,000 is being recognized over the term of the lease.

NOTE 4 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended December 31, 1995, and for the years ended September 30 are set forth below.

                                                              Year ended September 30
                                           December  ----------------------------------------------------
(Dollars in thousands)                         1995       1995      1994       1993       1992      1991
                                          ---------------------------------------------------------------
Earnings:
  Net income                                $27,029    $23,128   $24,485    $22,807    $18,363   $15,817
  Adjustments:
    Income taxes                             16,719     14,575    15,642     13,726     11,250     8,733
    Fixed charges (see below)                19,812     19,365    17,359     15,906     15,170    14,832
                                          ---------------------------------------------------------------
Total adjusted earnings                     $63,560    $57,068   $57,486    $52,439    $44,783   $39,382
                                          ===============================================================

Fixed charges:
  Total interest expense                    $17,560    $17,300   $15,305    $13,610    $13,073   $12,253
  Interest component of rents                 2,252      2,065     2,054      2,296      2,097     2,579
                                          ---------------------------------------------------------------
Total fixed charges                         $19,812    $19,365   $17,359    $15,906    $15,170   $14,832
                                          ===============================================================

Ratio of earnings to fixed charges             3.21       2.95      3.31       3.30       2.95      2.66
                                          ===============================================================

Independent Auditors' Report

The Board of Directors
Bay State Gas Company:

We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the three months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1995, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and, in our report dated October 24, 1995, we expressed an unqualified opinion on those consolidated financial statements.



                                                           KPMG PEAT MARWICK LLP



Boston, Massachusetts
January 23, 1996

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings and dividends

For the three months ended December 31, 1995, operating revenues were $132.7 million, up from $119.3 million in the prior year, while net income per average common share was $1.07 versus $.78 a year earlier. Earnings per share improved primarily due to a $7.2 million increase in local transportation revenues, which resulted primarily from weather that was 18% colder than the year earlier. Partially offsetting the positive effect of the weather for the three-month period were increases in operating and maintenance expenses of 15%.

For the twelve-month period ended December 31, 1995, earnings per average common share were $2.00 compared to $1.73 for the same period the year before. This increase in earnings for this period was primarily the result of the addition of 6,100 new customers.

Dividends declared per common share were $.375 for the three-month period ended December 31, 1995, compared to $.365 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.50 per common share, up from the $1.46 annualized dividend last year. For the twelve-month period ended December 31, 1995, dividends declared were $1.49, compared to $1.45 for the same period in the prior year.

Local transportation revenues

The following table details the components of local transportation revenues:

                                                Three months ended  Twelve months ended
                                                    December 31,        December 31,
In millions                                         1995     1994        1995      1994
---------------------------------------------------------------------------------------
Transportation only customers                    $ 1,451  $ 1,021    $  4,740  $  2,928
Transportation for natural gas sales customers    53,197   46,416     163,033   159,631
---------------------------------------------------------------------------------------
Total                                            $54,648  $47,437    $167,773  $162,559
---------------------------------------------------------------------------------------


Primarily as the result of colder weather and customer additions, local transportation revenues increased for the three months 15.2% from one year ago. For the three-month period ended December 31, 1995, the weather was 4% colder than normal and 18% colder than the comparative period in 1994. For the twelve months ended December 31, 1995, net revenues were positively impacted 3.2% primarily due to the addition of 6,100 new customers.

Other energy products and services

For the three-month period ended December 31, 1995, natural gas sales revenues grew by 5.7%, primarily due to the colder than normal weather. In the twelve month period ended December 31, 1995, revenues from natural gas sales decreased 8.2% due to reductions in natural gas per unit prices during the early part of 1995. Revenues from other energy products and services grew by 46% and 22% for the three- and twelve- month periods, respectively. This increase is primarily the result of increased sales of retail propane (due to the colder than normal weather), increases in equipment rental revenues, and increases in customer service revenues. Equipment rental revenues rose primarily due to price increases made in March 1995. Customer service revenues rose due to the introduction of new services and price increases for existing products and services.

Operating expenses

Total operating expenses, for the three months ended December 31, 1995 were $106.3 million, compared to $98.7 million for the prior year. The increase is primarily attributable to the increase in fuel costs and bad debts, resulting from increased sales, increased customer service expenses and the new rental asset lease expense (see note 3). The decrease in depreciation for the three month period is the result of the sale and lease back of certain rental assets (see note 3). Operating expenses for the twelve-month period ended December 31, 1995 were $372.8 million, compared to $392.3 million for the prior twelve months. Operating expenses for the twelve-months were consistent with the prior year, except for a reduction in natural gas costs caused primarily by a decline in per unit prices in early 1995.

Income from investments in energy ventures

The following table details the components of income (loss) from investments in energy ventures:

                                          Three months ended      Twelve months ended
                                             December 31,             December 31,
In thousands                              1995          1994      1995           1994
-------------------------------------------------------------------------------------
MASSPOWER                                 $245          $171      $370           $188
KBC                                        (30)           --       (74)            --
-------------------------------------------------------------------------------------
Total                                     $215          $171      $296           $188
-------------------------------------------------------------------------------------

Bay State has operating results from two investments in energy ventures:
MASSPOWER, a cogeneration facility, and KBC Energy Services ("KBC"), a partnership with Connecticut Natural Gas Corporation and Koch Gas Services Company, which markets natural gas supplies and energy-related services on a non-regulated basis to commercial and industrial end-users.

Interest expense and dividend requirements on preferred stock

Interest expense for the three-month period ended December 31, 1995 was $4.0 million, compared to $3.9 million for the same period last year. For the twelve months ended December 31, 1995, interest expense was $17.1 million, compared to $15.3 million for 1994. The increase in interest expense for both periods was primarily the result of an additional $21.5 million in long-term debt issued during 1995, partially offset by lower short-term interest rates.

Dividend requirements on preferred stock were relatively flat for the comparative periods.

Outlook: issues and risks

This report and other company reports and statements describe many of the positive factors affecting the company's future business prospects. Investors should also be aware of factors which could have a negative impact on these prospects. These factors include, but are not limited to, weather which is warmer or colder than normal, the regulatory environment, and interest rate fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the gas distribution business creates large short-term working capital requirements to finance customers accounts receivable and deferred gas costs, as well as construction expenditures. Short-term funds are obtained from the issuance of commercial paper, traditional bank lines of credit, and demand loans under Fuel Purchase Agreements.

For the twelve-month periods, cash flows from operations and proceeds from the sale of rental assets (see note 3) have enabled the Company to keep new debt financing to a minimum. During the month of December, $10.0 million of 6.43% medium term notes were issued. Total net short-term debt is down approximately $20 million from December 31, 1994 to December 31, 1995. Cash flows from operating activities have decreased over the three month- and twelve month-periods ending December 31, 1995, primarily due to the result of increasing accounts receivable balances, deferred gas costs, and increases in unbilled revenues all related to the colder weather and higher revenues recorded during the first quarter of fiscal 1996.

Primarily as a result of planned spending reductions, capital expenditures for plant decreased by $7.8 million for the three-month period and $9.8 million for the twelve-month period ended December 31, 1995, as compared to the year before. As a result, total capital expenditures for fiscal 1996 are projected to be somewhat less than the original forecast of $53 million.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material legal proceedings instituted in the first quarter of 1996, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 7, 1995, a notice of the annual meeting of common shareholders, a proxy and a proxy statement were sent to shareholders.

         At the annual meeting held on January 25, 1996, shareholders approved the following items :

         1. To elect the following director for a term of two years expiring at the annual meeting of shareholders in 1998:

                 Nominee                                          Joel L. Singer
                 Votes for:                                           11,398,473
                 Votes against or withheld:                              222,579
                 Abstentions:                                               None
                 Broker non-votes:                                          None

         2. To elect the following four directors for terms of three years expiring at the annual meeting of shareholders in 1999:

                 Nominee                     Lawrence J. Finnegan  Douglas W. Hawes
                 Votes for:                            11,403,788        11,392,392
                 Votes against or withheld:               217,264           228,660
                 Abstentions:                                None              None
                 Broker non-votes:                           None              None

                 Nominee                     Daniel J. Murphy III    Roger A. Young
                 Votes for:                            11,402,170        11,398,903
                 Votes against or withheld:               228,882           222,149
                 Abstentions:                                None              None
                 Broker non-votes:                           None              None

Directors with continuing terms of office are as follows: Walter C. Invancevic, John H. Larson, Jack E. McGregor, George W. Sarney, Thomas W. Sherman, and Charles H. Tenney II.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              15. Consent of KPMG Peat Marwick LLP re: Registration Statement
                  No. 33-57702

              27. Financial Data Schedule

         (b) Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

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




                                              BAY STATE GAS COMPANY
                                              ----------------------------------
                                              (Registrant)




                                              By: /s/Thomas W. Sherman
                                              ----------------------------------
                                              Thomas W. Sherman
                                              Executive Vice President and Chief
                                              Financial and Accounting Officer




                                              By: /s/Stephen J. Curran
                                              ----------------------------------
                                              Stephen J. Curran
                                              Controller




Date: February 8, 1996