Form 10-Q
period 1996-03-31
BAY STATE GAS CO /NEW/
filed 1996-05-14
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1996

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

                              YES ( X )        NO (    )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at April 30, 1996
               -----                          -----------------------------

   Common Stock, $3.33 1/3 par value                13,407,244  Shares

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Earnings - Three months, six months
    and twelve months ended March 31, 1996 and 1995 ................       3

    Consolidated Balance Sheets at March 31, 1996, 1995
    and September 30, 1995 .........................................       5

    Consolidated Statements of Capitalization at March 31,
    1996, 1995 and September 30, 1995 ..............................       6

    Consolidated Statements of Cash Flows - Six months and
    twelve months ended March 31, 1996 and 1995 ....................       7

    Notes to Consolidated Financial Statements .....................       8

    Independent Auditors' Report ...................................      11

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .........      12



PART II.  OTHER INFORMATION


  Item 1.  Legal Proceedings .......................................      15

  Item 2.  Changes in Securities ...................................      15

  Item 3.  Defaults Upon Senior Securities .........................      15

  Item 4.  Submission of Matters to a Vote of Security Holders .....      15

  Item 5.  Other Information .......................................      15

  Item 6.  Exhibits and Reports on Form 8-K ........................      15


  SIGNATURES .......................................................      16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                            3 months ended                             6 months ended
                                               March 31,                                   March 31,
                                           1996                   1995                  1996                  1995
- -------------------------------------------------------------------------------------------------------------------
Operating revenues:
  Local transportation                $  74,445              $  67,618            $  129,188            $  115,111
  Natural gas sales                      98,337                100,180               168,667               166,723
  Energy products and services            5,949                  4,946                 9,983                 7,556
  Other revenue                           2,565                  1,525                 6,183                 4,168
- -------------------------------------------------------------------------------------------------------------------
Total operating revenues                181,296                174,269               314,021               293,558
- -------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Recovered natural gas costs            98,337                100,180               168,667               166,723
  Operations                             29,110                 23,004                53,226                43,817
  Maintenance                             2,878                  2,306                 5,237                 4,439
  Depreciation and amortization           6,603                  6,500                12,897                12,964
  Other taxes, principally property       3,517                  3,263                 6,685                 5,981
- -------------------------------------------------------------------------------------------------------------------
Total operating expenses                140,445                135,253               246,712               233,924
- -------------------------------------------------------------------------------------------------------------------
Operating income                         40,851                 39,016                67,309                59,634
- -------------------------------------------------------------------------------------------------------------------
Other income (expenses):
  Income from investments                   481                    305                   696                   477
  Interest income and other                 933                    383                 1,525                   706
  Interest expense                       (4,027)                (4,361)               (5,065)               (8,292)
- -------------------------------------------------------------------------------------------------------------------
Total other income (expense)             (2,613)                (3,673)               (5,844)               (7,109)
- -------------------------------------------------------------------------------------------------------------------
Income before income taxes               38,238                 35,343                61,465                52,525
- -------------------------------------------------------------------------------------------------------------------
Federal and state taxes on income        14,693                 13,967                23,542                20,672
- -------------------------------------------------------------------------------------------------------------------
Net income                               23,545                 21,376                37,923                31,853
Dividend requirements on preferred
  stock                                      75                     75                   149                   151
- -------------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK   $  23,470             $   21,301            $   37,774            $   31,702
===================================================================================================================
Average number of shares outstanding     13,397                 13,339                13,380                13,334
===================================================================================================================
EARNINGS PER SHARE                    $    1.75             $     1.60            $     2.82            $     2.38
===================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE   $   0.375             $    0.365            $     0.75            $     0.73
===================================================================================================================


        The accompanying notes are an integral part of these statements.


                            BAY STATE GAS COMPANY
                     Consolidated Statements of Earnings
              (Unaudited, in thousands except per share amounts)



                                                            12 months ended
                                                                March 31,
                                                            1996        1995
- ----------------------------------------------------------------------------
Operating revenues:
  Local transportation                                  $174,903    $157,813
  Natural gas sales                                      236,950     229,470
  Energy products and services                            15,871      12,644
  Other revenue                                           10,860       7,569
- ----------------------------------------------------------------------------
Total operating revenues                                 438,584     407,496
- ----------------------------------------------------------------------------
Operating expenses:
   Recovered natural gas costs                           236,950     229,470
   Operations                                             93,750      83,844
   Maintenance                                             9,344       8,566
   Depreciation and amortization                          25,959      24,910
   Other taxes, principally property                      12,064      11,513
- ----------------------------------------------------------------------------
Total operating expenses                                 378,067     358,303
- ----------------------------------------------------------------------------
Operating income                                          60,517      49,193
- ----------------------------------------------------------------------------
Other income (expense):
  Income from investments                                    472         197
  Interest income and other                                2,446       1,648
  Interest expense                                       (16,792)    (15,489)
- ----------------------------------------------------------------------------
Total other income (expense)                             (13,874)    (13,644)
- ----------------------------------------------------------------------------
Income before income taxes                                46,643      35,549
- ----------------------------------------------------------------------------
Federal and state taxes on income                         17,445      13,828
- ----------------------------------------------------------------------------
Net income                                                29,198      21,721
Dividend requirements on preferred stock                     298         306
- ----------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                     $ 28,900    $ 21,415
============================================================================
Average number of shares outstanding                      13,365      13,262
- ----------------------------------------------------------------------------
EARNINGS PER SHARE                                      $   2.16    $   1.61
- ----------------------------------------------------------------------------
DIVIDEND DECLARED PER COMMON SHARE                      $   1.50    $   1.46
============================================================================



       The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        MARCH 31,                       SEPTEMBER  30,
                                                   1996                  1995                      1996
- --------------------------------------------------------------------------------------------------------
                                                           (Unaudited)                       (Audited)
ASSETS:
Plant, at cost                               $  674,366            $  659,028               $  683,347
Accumulated depreciation & amortization         189,668               173,980                  184,942
- --------------------------------------------------------------------------------------------------------
Net plant                                       484,698               485,048                  498,405
- --------------------------------------------------------------------------------------------------------
Investments                                      15,355                 7,169                    9,768
Prepaid benefit plans                            23,698                20,761                   21,470
Other long-term assets                           10,453                 9,518                    8,898
Current assets:
  Cash and temporary cash investments            11,004                 5,850                    2,759
  Accounts receivable, less allowances of
  $6,353, $6,248 and $4,232                      80,410                71,423                   22,066
  Unbilled revenues                               9,957                 8,901                    3,747
  Deferred gas costs                             13,712                10,491                   13,190
  Inventories, at average cost                   10,982                14,840                   19,327
  Other                                           6,845                 5,464                    5,797
- --------------------------------------------------------------------------------------------------------
Total current assets                            132,910               116,969                   66,886
- --------------------------------------------------------------------------------------------------------
Regulatory assets:
  Income taxes                                   13,020                11,012                   10,595
  Other                                          18,362                12,722                   14,333
- --------------------------------------------------------------------------------------------------------
                                             $  698,496            $  663,199               $  630,355
========================================================================================================

CAPITALIZATION & LIABILITIES:
Capitalization
  Common stock equity                        $  248,831            $  238,524               $  219,873
  Preferred stock equity                          5,047                 5,219                    5,149
  Long-term debt, net                           209,500               193,000                  199,000
- --------------------------------------------------------------------------------------------------------
Total capitalization                            463,378               436,743                  424,022
- --------------------------------------------------------------------------------------------------------
Long-term liabilities:
  Deferred taxes                                 75,123                73,012                   73,329
  Other long-term liabilities                    15,502                13,592                   15,401
- --------------------------------------------------------------------------------------------------------
Total long-term liabilities                      90,625                86,604                   88,730
- --------------------------------------------------------------------------------------------------------
Commitments and contingencies (see note 2)
Current Liabilities:
  Short-term debt                                41,000                17,950                   31,500
  Accounts payable                               40,629                32,501                   28,704
  Fuel purchase commitments                       6,291                11,530                   15,801
  Refunds due customers                          22,844                49,541                   28,928
  Deferred and accrued taxes                     25,417                20,078                    4,677
  Other                                           8,312                 8,252                    7,993
- --------------------------------------------------------------------------------------------------------
Total current liabilities                       144,493               139,852                  117,603
- --------------------------------------------------------------------------------------------------------
                                             $  698,496            $  663,199               $  630,355
========================================================================================================

        The accompanying notes are an integral part of these statements.


                            BAY STATE GAS COMPANY
                  Consolidated Statements of Capitalization
                                (In thousands)


                                                                  March 31,       September 30,
                                                            1996            1995           1995
- -----------------------------------------------------------------------------------------------
                                                                (Unaudited)           (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
  36,000,000 shares; 13,407,244, 13,341,294 and
  13,353,394 shares outstanding                         $ 44,691        $ 44,471       $ 44,511
Paid-in-capital                                          101,379         100,145        100,339
Retained earnings                                        102,761          93,908         75,023
- -----------------------------------------------------------------------------------------------
Total common stock equity                                248,831         238,524        219,873
- -----------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Non-redeemable cumulative preferred stock                2,572           2,572          2,572
  Redeemable cumulative preferred stock                    2,475           2,647          2,577
- -----------------------------------------------------------------------------------------------
Total cumulative preferred stock                           5,047           5,219          5,149
- -----------------------------------------------------------------------------------------------

Long-term debt:
  Revolving credit agreement                              13,000          20,000          6,000
  Notes                                                  196,500         173,000        193,000
- -----------------------------------------------------------------------------------------------
Long-term debt, net                                      209,500         193,000        199,000
- -----------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                    $463,378        $436,743       $424,022
===============================================================================================



       The accompanying notes are an integral part of these statements.


                              BAY STATE GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Six months ended                Twelve months ended
                                                                          March 31,                        March 31,

                                                                     1996           1995              1996            1995
 ----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $ 37,923       $ 31,853          $ 29,198         $ 21,721
 Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                  12,897         12,964            25,959           24,910
      Deferred income taxes                                            (348)         4,258            (2,993)          (1,686)
      Investment income and AFUDC                                    (2,392)          (780)           (2,662)            (471)
 Changes in operating assets and liabilities:
      Accounts receivable                                           (58,344)       (45,930)           (8,987)          23,906
      Unbilled revenues                                              (6,210)        (5,240)           (1,056)             506
      Accounts payable                                               11,925          5,207             8,128           (5,571)
      Taxes                                                          20,457         13,901             8,435            6,976
      Deferred gas costs and refunds due customers                   (6,606)        35,804           (29,918)          27,953
      Prepaid benefit plans                                          (2,228)         2,166            (2,937)         (13,764)
      Other                                                          (9,619)         2,050           (10,589)           3,306
 ----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                 (2,545)        56,253            12,578           87,786
 ----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant                                                 (17,231)       (26,886)          (42,620)         (56,119)
 Proceeds from sale of rental assets                                 20,667             --            20,667               --
 Other investments                                                   (3,577)          (905)           (5,956)          (1,365)
 ----------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                 (141)       (27,791)          (27,909)         (57,484)
 ----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                             1,220          1,169             1,454            6,200
 Dividends on common stock                                          (10,038)        (9,736)          (20,050)         (19,356)
 Dividends on preferred stock                                          (149)          (151)             (297)            (306)
 Issuances of long-term debt                                         17,000          2,000            30,000           12,000
 Retirements of preferred stock and long-term debt                   (6,602)           (74)          (13,672)          (6,126)
 Short-term debt                                                      9,500        (19,800)           23,050          (20,400)
 ----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                 10,931        (26,592)           20,485          (27,988)
 ----------------------------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                  8,245          1,870             5,154            2,314
 Cash and temporary cash investments at beginning of period           2,759          3,980             5,850            3,536
 ----------------------------------------------------------------------------------------------------------------------------
 Cash and temporary cash investments at end of period              $ 11,004        $ 5,850          $ 11,004         $  5,850
 ============================================================================================================================
 Supplemental cash flow information:
 Cash paid during the period for:
   Interest (net of amounts capitalized)                           $  8,724        $ 8,219          $ 17,102         $ 16,052
 ============================================================================================================================
   Income taxes                                                    $  4,472        $ 1,468          $ 10,480           $7,781
 ============================================================================================================================


        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1995 and the subsequent quarterly report of December 31, 1995.

Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

CAPACITY REQUIREMENTS. The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). An agreement in principle has been reached with PPLC that will extend the lease from March 31, 1997 to April 30, 1998. Long-term, two projects to replace the pipeline capacity provided by the PPLC lease are being pursued, the Portland Natural Gas Transmission System ("PNGTS") and a 2.0 million MMBtu liquefied natural gas ("LNG") storage facility in Wells, Maine ("Wells LNG").

INVESTMENTS. The following table summarizes the Company's current investments:


                            Ownership        Investments at March 31,
                           percentages          1996           1995
     ---------------------------------------------------------------
     MASSPOWER                17.5%            3,143          3,433
     PNGTS                    17.8%            6,102          2,600
     Wells LNG               100.0%            6,013          1,102
     KBC                      33.3%               19             --
     Other                      --                78             34
     ---------------------------------------------------------------
     Total                                    15,355          7,169
     ---------------------------------------------------------------

PNGTS is an interstate pipeline that will extend 250 miles from the US-Canadian border to the New Hampshire-Massachusetts border. On March 1, 1996, PNGTS signed an agreement to sell 40% of the partnership to two new equity partners, who will be shippers on the completed pipeline. This sale reduced the Company's ownership percentage to 17.8%. Also during March 1996, PNGTS filed an application with the Federal Energy Regulatory Commission ("FERC") for approval to construct and operate the pipeline. In its application PNGTS requested that the FERC make a preliminary determination on non-environmental issues by August 1, 1996 and issue a final certificate by July 1, 1997.

In January 1996, the FERC issued a Draft Environmental Impact Statement which found that the Wells LNG project could be built and operated safely without significant environmental impact. During March 1996 the Company signed a contract for $34 million with CBI Na-Con, Inc. for the design, engineering, and construction of the storage facility.

                   Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Amounts invested to date in PNGTS and Wells LNG consist principally of the Company's share of feasibility, engineering, legal, other costs of developing each project, and the carrying costs on these expenditures. Recovery of these expenditures is dependent upon, among other things, successful completion of the projects and the terms of required regulatory approvals. While the Company believes that these projects will be successful, their completion is subject to a number of factors beyond the Company's control. Both projects are scheduled to be completed and available for service in November 1998.

KBC Energy Services ("KBC") is a partnership with Connecticut Natural Gas Corporation and Koch Gas Services Company, which markets natural gas supplies and energy-related services on a non-regulated basis to commercial and industrial end-users.

MASSPOWER is a cogeneration facility which has been in operation since 1993. The Company is seeking buyers for its 17.5% equity interest in MASSPOWER which has been an outstanding investment, but does not represent a future core business.

LONG-TERM OBLIGATIONS. The company has long-term contracts for the purchase, storage, and delivery of gas supplies. Certain of these contracts contain minimum purchase provisions which, in the opinion of management, are not in excess of the Company's requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $4.8 million to $10.0 million. Accordingly, the Company has accrued $4.8 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarters ended March 31, 1996, and 1995 were $1,350,000 and $147,000, respectively. Exclusive of amounts accrued for future expenditures, at March 31, 1996, and 1995, approximately $4.6 million and $3.2 million, respectively, of environmental expenditures have been deferred for future recovery from customers. Deferred environmental costs in Massachusetts and New Hampshire are being recovered from customers over seven to ten years.

REGULATORY MATTERS. Significant regulatory assets arising from the rate-making process associated with income taxes, employee benefits, and environmental response costs have been recorded. Based on its assessments of decisions by regulatory authorities, management believes that all regulatory assets will be settled at recorded amounts through specific provisions of current and future rate orders.

LITIGATION. The Company is involved in various legal actions and claims arising in the normal course of business. Management does not believe that the outcome of any action or claim will have a material adverse effect upon the consolidated financial position, results of operations, or liquidity of the Company.

                   Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

NOTE 3 - RATIO OF EARNINGS TO FIXED CHARGES


The ratio of earnings to fixed charges for the twelve months ended March 31, 1996, and for the years ended September 30 are set forth below.


                                                              Year ended September 30
                                        March    ---------------------------------------------------
(Dollars in thousands)                  1996       1995      1994        1993      1992       1991
                                      --------------------------------------------------------------
Earnings:
 Net income                           $29,198    $23,128    $24,485    $22,807    $18,363    $15,817
 Adjustments:
  Income taxes                         17,445     14,575     15,642     13,726     11,250      8,733
  Fixed charges (see below)            20,158     19,365     17,359     15,906     15,170     14,832
                                      --------------------------------------------------------------
Total adjusted earnings               $66,801    $57,068    $57,486    $52,439    $44,783    $39,382
                                      ==============================================================

Fixed charges:
 Total interest expense               $17,725    $17,300    $15,305    $13,610    $13,073    $12,253
 Interest component of rents            2,433      2,065      2,054      2,296      2,097      2,579
                                      --------------------------------------------------------------
Total fixed charges                   $20,158    $19,365    $17,359    $15,906    $15,170    $14,832
                                      ==============================================================

Ratio of earnings to fixed charges       3.31       2.95       3.31       3.30       2.95       2.66
                                      ==============================================================


Independent Auditors' Report
- ----------------------------



The Board of Directors
Bay State Gas Company:




We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of March 31, 1996 and 1995, the related consolidated statements of earnings for the three months, six months, and twelve months then ended and the related statements of cash flows for the six months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


Boston, Massachusetts
April 24, 1996

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
             Condition and Results of Operations
             -----------------------------------


RESULTS OF OPERATIONS

Earnings and dividends
- ----------------------

For the three months ended March 31, 1996, operating revenues were $181.3 million, up from $174.3 million in the prior year, while earnings per share were $1.75 versus $1.60 a year earlier. Earnings per share improved primarily due to a $6.8 million increase in local transportation revenues. This increase in revenues resulted primarily from weather that was 11.7% colder than the year earlier, and was offset somewhat by restructuring costs.

For the six months ended March 31, 1996 earnings per share were $2.82 up 18.5% from $2.38 a year earlier. For the twelve-month period ended March 31, 1996, earnings per share were $2.16 compared to $1.61 for the same period the year before. The increase in earnings for these periods is primarily the result of weather which was 14.1% colder than the prior year for the six-month period, and 14.0% colder than the prior year for the twelve-month period.

Dividends declared per common share were $.375 for the three-month period ended March 31, 1996, compared to $.365 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.50 per common share, up from the $1.46 annualized dividend last year. For the twelve-month period ended March 31, 1996, dividends declared were $1.50, compared to $1.46 for the same period in the prior year. On May 2, 1996, the quarterly common stock dividend was increased 2.7% to $.385 per share, indicating an annualized dividend of $1.54 per share.

Local Transportation revenues
- -----------------------------

The following table details the components of Local Transportation revenues:

                                                    Six months ended      Twelve months ended
                                                         March 31,              March 31,
In millions                                         1996         1995       1996        1995
- ----------------------------------------------------------------------------------------------
Transportation only customers                     $  3,702    $  2,296    $  5,715    $  3,568
Transportation for natural gas sales customers     125,486     112,815     169,188     154,245
- ----------------------------------------------------------------------------------------------
Total                                             $129,188    $115,111    $174,903    $157,813
- ----------------------------------------------------------------------------------------------

As the result of colder weather and customer additions, Local Transportation revenues increased for the six months 12.2% from one year ago. For the six-month period ended March 31, 1996, the weather was 4.3% colder than normal and 14.1% colder than the comparative period in 1995. For the twelve months ended March 31, 1996, Local Transportation revenues improved 10.8%. This was due to the weather which was 14.0% colder than the prior year, the addition of 5,300 new customers and an increase in gas utilization per customer.

Natural gas revenues
- --------------------

For the twelve- months ended March 31, 1996, the volume of natural gas sold increased 8.6%, due to the colder than normal weather, customer growth and an increase in gas utilization per customer. For the same twelve month period, the corresponding natural gas revenues increased only 3.2%. The increase in revenues that resulted from higher sales volumes was offset by lower per unit prices charged to customers during the current fiscal year as pipeline refunds were returned to customers. This trend also exists for the three- and six-month periods ending March 31, 1996.

Energy Products and Services revenues
- -------------------------------------

Revenues from Energy Products and Services were $10.0 million for the fiscal year to date, up 31.6% from the $7.6 million for the prior fiscal year to date. For the twelve months ended March 31, 1996, Energy Products and Services revenues were $15.9 million, up 26.2% from $12.6 million of revenues from the prior twelve month period. This increase is primarily the result of increased sales of retail propane (due to the colder than normal weather), and increases in equipment rental revenues. The company expects to integrate its existing appliance insurance business and its energy management services business during the next six months.

Operating expenses
- ------------------

Total operating expenses for the three- and six-month periods ending March 31, 1996 were $140.4 million and $246.7 million compared to $135.2 million and $233.9 million for the prior year respectively. Operating expenses for the twelve-month period ended March 31, 1996 were $378.1 million, compared to $358.3 million for the prior twelve months. These increases in operating expenses are primarily attributable to increases in bad debts, resulting from increased sales, increased propane fuel costs, and restructuring costs. Despite a normal level of capital additions, depreciation for the three- and six- month period declined due to the sale and lease-back of the Company's rental assets during October 1995.

Income from investments
- -----------------------

Bay State has operating results from two investments: MASSPOWER, a cogeneration facility, and KBC Energy Services ("KBC"), a partnership with Connecticut Natural Gas Corporation and Koch Gas Services Company, which markets natural gas supplies and energy-related services on a non-regulated basis to commercial and industrial end-users. Income from investments were $696,000 for the six-month period, and $477,000 for the prior year six-month period. For the twelve-month period income was $472,000 up from the prior year twelve-month period of $197,000. During the quarter ended March 31, 1996, dividends from MASSPOWER of $213,000 were distributed to the Company.

Interest expense
- ----------------

Interest expense for the six-month period ended March 31, 1996, was $8.1 million, compared to $8.3 million for the same period last year. For the twelve months ended March 31, 1996, interest expense was $16.8 million, compared to $15.5 million for the prior year twelve-month period. The increase in interest expense for the twelve-month period was primarily the result of an additional $16.5 million in long-term debt issued and a $23.0 million increase in the amount of short term debt.

Forward looking information
- ---------------------------

This report and other company reports contain forward looking statements. The company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement, expectation or belief will result, be achieved, or accomplished.

Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the company.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the gas distribution business creates large short-term working capital requirements to finance customers accounts receivable and deferred gas costs, as well as construction expenditures. Short-term funds are obtained from the issuance of commercial paper, traditional bank lines of credit, and demand loans under Fuel Purchase Agreements.

Total net short-term debt at March 31, 1996 is up approximately $23.0 million and $9.5 million from March 31, 1995, and September 1995, respectively. This is primarily the result of the large balance of refunds due customers which were paid down during the year. Cash flows from operating activities have decreased over the six month- and twelve month- periods ending March 31, 1996. This is primarily due to the payment of refunds due customers and the increasing balances of accounts receivable caused by colder weather and higher revenues recorded during the first two quarters of fiscal 1996. Proceeds from the sale of rental assets during the month of October 1995, have enabled the Company to keep new debt financing to a minimum for the six-month and twelve-month periods.

Additions to plant decreased by $9.7 million for the six-month period and $9.5 million for the twelve-month period ended March 31, 1996, as compared to the year before. This was primarily due to the colder weather which limited capital construction as compared to the prior year, and the temporary suspension of the Metscan installation program due to a lack of units to install.

During fiscal year 1996, cash invested in the PNGTS and Wells LNG projects was $3.5 million.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.        Legal Proceedings
- ---------------------------------

               There were no material legal proceedings instituted in the second quarter of 1996, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.


Item 2.        Changes in Securities
- ------------------------------------

               None.


Item 3.        Defaults Upon Senior Securities
- ----------------------------------------------

               None.


Item 4.        Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------------

               None.


Item 5.        Other Information
- --------------------------------

               None.


Item 6.        Exhibits and Reports on Form 8-K
- -----------------------------------------------

               (a)  Exhibits:

                      15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702
                      27.  Financial Data Schedule

               (b)  Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BAY STATE GAS COMPANY
                                      ---------------------
                                      (Registrant)





                                      By: /s/ Thomas W. Sherman
                                          ------------------------------
                                      Thomas W. Sherman
                                      Executive Vice President and Chief
                                      Financial and Accounting Officer





                                      By: /s/ Stephen J. Curran
                                         -------------------------------
                                      Stephen J. Curran
                                      Controller



Date:  May 13, 1996