Form 10-Q
period 1996-06-30
BAY STATE GAS CO /NEW/
filed 1996-08-12
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1996

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

                                YES (X)    NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at July 31, 1996
               -----                         ----------------------------
Common Stock, $3.33 1/3 par value                13,413,244  Shares

                                TABLE OF CONTENTS

                                                                           Page

                                                                           ----

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

         Consolidated Statements of Earnings - Three months, nine months
         and twelve months ended June 30, 1996 and 1995..................     3

         Consolidated Balance Sheets at June 30, 1996, 1995
         and September 30, 1995..........................................     5

         Consolidated Statements of Capitalization at June 30,
         1996, 1995 and September 30, 1995...............................     6

         Consolidated Statements of Cash Flows - Nine months and
         twelve months ended June 30, 1996 and 1995......................     7

         Notes to Consolidated Financial Statements......................     8

         Independent Auditors' Review  Report............................    11


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations............    12



PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................    15

      Item 2.  Changes in Securities.....................................    15

      Item 3.  Defaults Upon Senior Securities...........................    15

      Item 4.  Submission of Matters to a Vote of Security Holders.......    15

      Item 5.  Other Information.........................................    15

      Item 6.  Exhibits and Reports on Form 8-K..........................    15


      SIGNATURES.........................................................    16

Worksheet D

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                            BAY STATE GAS COMPANY
                     CONSOLIDATED STATEMENTS OF EARNINGS

              (Unaudited, in thousands except per share amounts)


                                                 Three months ended      Nine months ended
                                                     June 30,                 June 30,

                                                   1996      1995         1996      1995
- -----------------------------------------------------------------------------------------
Operating revenues:

   Local transportation                          $27,570   $27,168     $156,758  $142,278
   Natural gas sales                              34,428    42,915      203,095   209,638
   Energy products and services                    3,076     2,772       12,053     9,400
   Other revenue                                   2,650     2,838        9,892     7,935
- -----------------------------------------------------------------------------------------
Total operating revenues                          67,724    75,693      381,798   369,251
- -----------------------------------------------------------------------------------------
Operating expenses:

   Recovered natural gas costs                    34,428    42,915      203,095   209,638
   Operations                                     21,351    21,174       74,628    64,991
   Maintenance                                     2,617     2,161        7,854     6,600
   Depreciation and amortization                   6,618     6,559       19,517    19,523
   Other taxes, principally property               3,048     2,697        9,737     8,678
- -----------------------------------------------------------------------------------------
Total operating expenses                          68,062    75,506      314,831   309,430
- -----------------------------------------------------------------------------------------
Operating income (loss)                             (338)      187       66,967    59,821
- -----------------------------------------------------------------------------------------
Other income (expense):

   Income from investments                           501         4        1,197       481
   Interest income and other                         575       573        2,103     1,279
   Interest expense                               (4,303)   (4,489)     (12,367)  (12,780)
- -----------------------------------------------------------------------------------------
Total other income (expense)                      (3,227)   (3,912)      (9,067)  (11,020)
- -----------------------------------------------------------------------------------------
Income (loss) before income taxes                 (3,565)   (3,725)      57,900    48,801
- -----------------------------------------------------------------------------------------
Federal and state taxes on income                   (706)   (1,435)      22,836    19,238
- -----------------------------------------------------------------------------------------
Net income (loss)                                 (2,859)   (2,290)      35,064    29,563
Dividend requirements on preferred stock              73        74          222       225
- -----------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK       $(2,932)  $(2,364)    $ 34,842  $ 29,338
=========================================================================================
Average number of shares outstanding              13,409    13,347       13,390    13,339
=========================================================================================
EARNINGS (LOSS)  PER SHARE                       $ (0.22)  $ (0.18)    $   2.60  $   2.20
=========================================================================================
DIVIDENDS DECLARED PER COMMON SHARE              $ 0.385   $ 0.375     $  1.135  $  1.105
=========================================================================================

        The accompanying notes are an integral part of these statements.


                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS

               (Unaudited, in thousands except per share amounts)


                                                   Twelve months ended
                                                         June 30,

                                                  1996              1995
- -------------------------------------------------------------------------
Operating revenues:

     Local transportation                       $175,304         $159,945
     Natural gas sales                           228,463          235,092
     Energy products and services                 14,286           11,288
     Other revenue                                12,615            9,817
- -------------------------------------------------------------------------
Total operating revenues                         430,668          416,142
- -------------------------------------------------------------------------
Operating expenses:

     Recovered natural gas costs                 228,463          235,092
     Operations                                   93,978           84,534
     Maintenance                                   9,799            8,500
     Depreciation and amortization                26,020           25,353
     Other taxes, principally property            12,420           11,460
- -------------------------------------------------------------------------
Total operating expenses                         370,680          364,939
- -------------------------------------------------------------------------
Operating income                                  59,988           51,203
- -------------------------------------------------------------------------
Other income (expense):

     Income from investments                         968              195
     Interest income and other                     2,451            1,532
     Interest expense                            (16,605)         (16,010)
- -------------------------------------------------------------------------
Total other income (expense)                     (13,186)         (14,283)
- -------------------------------------------------------------------------
Income before income taxes                        46,802           36,920
- -------------------------------------------------------------------------
Federal and state taxes on income                 18,173           14,452
- -------------------------------------------------------------------------
Net income                                        28,629           22,468
Dividend requirements on preferred stock             294              303
- -------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK             $ 28,335         $ 22,165
=========================================================================
Average number of shares outstanding              13,380           13,315
- -------------------------------------------------------------------------
EARNINGS  PER SHARE                             $   2.12         $   1.66
- -------------------------------------------------------------------------
DIVIDEND DECLARED PER COMMON SHARE              $   1.51         $   1.47
=========================================================================

        The accompanying notes are an integral part of these statements.


                             BAY STATE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,               September 30,
                                                            1996        1995                1995
- --------------------------------------------------------------------------------------------------
                                                                (Unaudited)               (Audited)

ASSETS:
Plant, at cost                                          $685,857         $670,224         $683,347
Accumulated depreciation & amortization                  193,759          180,093          184,942
- --------------------------------------------------------------------------------------------------
Net plant                                                492,098          490,131          498,405
- --------------------------------------------------------------------------------------------------
Investments                                               17,054            7,843            9,768
Prepaid benefit plans                                     24,481           19,912           21,470
Other long-term assets                                    10,448            9,343            8,898
Current assets:
      Cash and temporary cash investments                  4,230            4,771            2,759
      Accounts receivable, less allowances of
      $5,379, $5,563 and $4,232                           40,914           44,300           22,066
      Unbilled revenues                                    3,644            3,638            3,747
      Deferred gas costs                                  19,057            9,584           13,190
      Inventories, at average cost                        20,857           14,105           19,327
      Other                                                5,639            5,352            5,797
- --------------------------------------------------------------------------------------------------
Total current assets                                      94,341           81,750           66,886
- --------------------------------------------------------------------------------------------------
Regulatory assets:
      Income taxes                                        11,948           10,995           10,595
      Other                                               20,344           13,252           14,333
- --------------------------------------------------------------------------------------------------
                                                        $670,714         $633,226         $630,355
==================================================================================================

CAPITALIZATION & LIABILITIES:
Capitalization
      Common stock equity                               $240,843         $231,341         $219,873
      Preferred stock equity                               5,033            5,219            5,149
      Long-term debt, net                                209,500          198,000          199,000
- --------------------------------------------------------------------------------------------------
Total capitalization                                     455,376          434,560          424,022
- --------------------------------------------------------------------------------------------------
Long-term liabilities:
      Deferred taxes                                      75,391           73,865           73,329
      Other long-term liabilities                         17,430           13,609           15,401
- --------------------------------------------------------------------------------------------------
Total long-term liabilities                               92,821           87,474           88,730
- --------------------------------------------------------------------------------------------------
Commitments and contingencies (note 2)
Current Liabilities:
      Short-term debt                                     31,750            5,950           31,500
      Accounts payable                                    33,449           27,542           28,704
      Fuel purchase commitments                           13,171           11,349           15,801
      Refunds due customers                               22,100           47,167           28,928
      Deferred and accrued taxes                          14,311           12,001            4,677
      Other                                                7,736            7,183            7,993
- --------------------------------------------------------------------------------------------------
Total current liabilities                                122,517          111,192          117,603
- --------------------------------------------------------------------------------------------------
                                                        $670,714         $633,226         $630,355
==================================================================================================



        The accompanying notes are an integral part of these statements.


                              BAY STATE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (In thousands)


                                                                   June 30,              September 30,
                                                             1996             1995            1995
- -----------------------------------------------------------------------------------------------------
                                                                 (Unaudited)                (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
  36,000,000 shares; 13,412,244, 13,350,394 and
  13,353,394 shares outstanding                            $ 44,707         $ 44,501         $ 44,511
Paid-in-capital                                             101,467          100,302          100,339
Retained earnings                                            94,669           86,538           75,023
- -----------------------------------------------------------------------------------------------------
Total common stock equity                                   240,843          231,341          219,873
- -----------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Non-redeemable cumulative preferred stock                   2,572            2,572            2,572
  Redeemable cumulative preferred stock                       2,461            2,647            2,577
- -----------------------------------------------------------------------------------------------------
Total cumulative preferred stock                              5,033            5,219            5,149
- -----------------------------------------------------------------------------------------------------
Long-term debt:
  Revolving credit agreement                                 13,000           20,000            6,000
  Notes                                                     196,500          178,000          193,000
- -----------------------------------------------------------------------------------------------------
Long-term debt, net                                         209,500          198,000          199,000
- -----------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                       $455,376         $434,560         $424,022
=====================================================================================================

        The accompanying notes are an integral part of these statements.



                             BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    Nine months ended         Twelve months ended
                                                                          June 30,                  June 30,
                                                                       1996      1995           1996       1995
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 35,064   $ 29,563       $ 28,629   $ 22,468
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    19,517     19,523         26,020     25,353
    Deferred income taxes                                               628      5,801          1,735     10,597
    Investment income and AFUDC                                      (2,871)      (904)        (3,449)      (587)
Changes in operating assets and liabilities:
    Accounts receivable                                             (18,848)   (18,807)         3,386      3,930
    Accounts payable                                                  4,745        248          5,907     (5,026)
    Taxes                                                             9,715      5,151          1,148     (3,304)
    Deferred gas costs and refunds due customers                    (12,695)    34,337        (34,540)    21,648
    Prepaid benefit plans                                            (3,011)     3,015         (4,569)     1,722
    Other                                                           (11,598)     3,513        (13,131)    11,197
- ----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            20,646     81,440         11,136     87,998
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                                  (31,942)   (40,709)       (43,851)   (58,012)
Proceeds from sale of rental assets                                  20,667         --         20,667         --
Other investments                                                    (4,438)    (1,455)        (6,480)    (2,129)
- ----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (15,713)   (42,164)       (29,664)   (60,141)
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                              1,324      1,356          1,371      3,828
Dividends on common stock                                           (15,198)   (14,742)       (20,204)   (19,574)
Dividends on preferred stock                                           (222)      (225)          (294)      (303)
Issuances of long-term debt                                          17,000      7,000         25,000     17,000
Retirements of preferred stock and long-term debt                    (6,616)       (74)       (13,686)      (126)
Short-term debt                                                         250    (31,800)        25,800    (26,000)
- ----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (3,462)   (38,485)        17,987    (25,175)
- ----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
    AND TEMPORARY CASH INVESTMENTS                                    1,471        791           (541)     2,682
Cash and temporary cash investments at beginning of period            2,759      3,980          4,771      2,089
- ----------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period               $  4,230   $  4,771       $  4,230   $  4,771
================================================================================================================
Supplemental cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                            $ 13,453   $ 12,686       $ 17,265   $ 15,891
================================================================================================================
  Income taxes                                                     $ 10,926   $  6,270       $ 12,197   $  7,449
================================================================================================================

        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995

                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1995 and the subsequent quarterly reports of December 31, 1995 and March 31, 1996.

Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full fiscal year.

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


INVESTMENTS. The following table summarizes the Company's current investments
(in thousands):


                            Ownership               Investments at June 30,
                           percentages             1996                 1995
- -----------------------------------------------------------------------------
MASSPOWER                      17.5%             $ 2,961               $2,934
PNGTS                          17.8%               7,267                3,012
Wells LNG                     100.0%               6,739                1,863
KBC                            33.3%                  53                   --
Other                             --                  34                   34
- -----------------------------------------------------------------------------
Total                                            $17,054               $7,843
=============================================================================

PNGTS is an interstate pipeline that will extend 250 miles from the US-Canadian border to the New Hampshire-Massachusetts border. On March 1, 1996, PNGTS signed an agreement to sell 40% of the partnership to two new equity partners, who will be shippers on the completed pipeline. This sale reduced the Company's ownership percentage to 17.8%. Also during March 1996, PNGTS filed an application with the Federal Energy Regulatory Commission ("FERC") for approval to construct and operate the pipeline. In its application PNGTS requested that the FERC make a preliminary determination on non-environmental issues by August 1, 1996 and issue a final certificate by July 1, 1997. Such preliminary determination was, in fact, issued on July 31, 1996 finding that the pipeline project is required by the public convenience and necessity.

In July 1996, the Company refiled its application with the FERC for the storage facility in Wells, ME. This is a replacement for the application filed by Granite State on November 3, 1994. That application was "dismissed without prejudice to the refiling of the proposal" reflecting the evolution of the project from being primarily for the use as a seasonal baseload facility to one which will be used to meet peak winter demands. Also in July, the

                   Notes to Consolidated Financial Statements
                            June 30, 1996 and 1995

                                 (Unaudited)


NOTE 2 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company signed a precedent agreement which obligated Gaz Metropolitain to accept 50% of the storage capacity of this facility upon release by Northern Utilities at the time of inception of service on PNGTS. The agreement also provides Gaz Metropolitain with the option of becoming a 50% partner in this proposed facility. On August 5th the Maine Public Utilities Utilities Commission made a formal decision in support of this project.

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

KBC Energy Services ("KBC") is a partnership owned equally by a subsidiary of Granite State and affiliates of Connecticut Natural Gas Corporation and Koch Gas Services Company. KBC markets natural gas supplies and energy-related services on a non-regulated basis to commercial and industrial end-users.

MASSPOWER is a cogeneration facility which has been in operation since 1993. The Company is seeking buyers for its 17.5% equity interest in MASSPOWER which has been a successful investment, but does not represent a future core business.

LONG-TERM OBLIGATIONS. The company has long-term contracts for the purchase, storage, and delivery of gas supplies. Certain of these contracts contain minimum purchase provisions which, in the opinion of management, are not in excess of the Company's requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $4.8 million to $10.0 million. Accordingly, the Company has accrued $4.8 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarters ended June 30, 1996, and 1995 were $47,000 and $67,000, respectively. Exclusive of amounts accrued for future expenditures, at June 30, 1996, and 1995, approximately $4.4 million and $3.1 million, respectively, of environmental expenditures have been deferred for future recovery from customers. Deferred environmental costs in Massachusetts and New Hampshire are being recovered from customers over seven to ten years. The company has made a filing with the Maine Public Utilities Commission requesting deferral of environmental costs and a mechanism for recovering them.

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

                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995

                                   (Unaudited)

NOTE 3 - RATIO OF EARNINGS TO FIXED CHARGES


The ratio of earnings to fixed charges for the twelve months ended June 30, 1996, and for the years ended September 30 are set forth below.


                                         June                   Year ended September 30

                                                   -------------------------------------------------------
(Dollars in thousands)                   1996        1995        1994        1993        1992        1991
                                       -------------------------------------------------------------------
Earnings:
  Net income                           $28,629     $23,128     $24,485     $22,807     $18,363     $15,817
  Adjustments:
    Income taxes                        18,173      14,575      15,642      13,726      11,250       8,733
    Fixed charges (see below)           20,254      19,365      17,359      15,906      15,170      14,832
                                       -------------------------------------------------------------------
Total adjusted earnings                $67,056     $57,068     $57,486     $52,439     $44,783     $39,382
                                       ===================================================================


Fixed charges:

  Total interest expense               $17,761     $17,300     $15,305     $13,610     $13,073     $12,253
  Interest component of rents            2,493       2,065       2,054       2,296       2,097       2,579
                                       -------------------------------------------------------------------
Total fixed charges                    $20,254     $19,365     $17,359     $15,906     $15,170     $14,832
                                       ===================================================================

Ratio of earnings to fixed charges        3.31        2.95        3.31        3.30        2.95        2.66
                                       ===================================================================

Independent Auditors' Review Report
- -----------------------------------

The Board of Directors
Bay State Gas Company:

We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of June 30, 1996 and 1995, the related consolidated statements of earnings for the three months, nine months, and twelve months then ended and the related statements of cash flows for the nine months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Boston, Massachusetts
July 23, 1996

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

RESULTS OF OPERATIONS

Earnings and dividends
- ----------------------

For the three months ended June 30, 1996, operating revenues were $67.7 million, down from $75.7 million in the prior year, while earnings per share were ($0.22) versus ($0.18) a year earlier. Losses during the quarters ending June and September are typical for natural gas distribution companies, due to seasonal decline in demand for natural gas heating. The major reasons for the increase in the loss was a reversal of a previously recognized tax savings relating to environmental response costs, which was partially offset by a deferral of restructuring costs that the company had previously expensed.

For the nine months ended June 30, 1996 earnings per share were $2.60 up 18.2% from $2.20 a year earlier. For the twelve-month period ended June 30, 1996, earnings per share were $2.12 compared to $1.66 for the same period the year before. The increase in earnings for these periods is primarily the result of weather which was 11.2% colder than the prior year for the nine-month period, and 11.3% colder than the prior year for the twelve-month period.

Dividends declared per common share were $.385 for the three-month period ended June 30, 1996, compared to $.375 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.54 per common share, up from the $1.50 annualized dividend last year. For the twelve-month period ended June 30, 1996, dividends declared were $1.51, compared to $1.47 for the same period in the prior year.

Local Transportation revenues
- -----------------------------

The following table details the components of Local Transportation revenues:

                                                          Nine months ended        Twelve months ended
                                                              June 30,                   June 30,

In thousands                                           1996           1995         1996           1995
- --------------------------------------------------------------------------------------------------------
Transportation only customers                        $  5,612       $  3,348     $  6,574       $  3,992
Transportation for natural gas sales customers        151,146        138,930      168,730        155,953
- --------------------------------------------------------------------------------------------------------
Total                                                $156,758       $142,278     $175,304       $159,945
========================================================================================================

As the result of colder weather, increased gas utilization per customer and customer additions, Local Transportation revenues increased for the nine and twelve months from the same periods in the prior year. For the nine-month period ended June 30, 1996, the weather was 3.9% colder than normal and 11.2% colder than the comparative period in 1995. For the twelve months ended June 30, 1996, the weather was 11.3% colder than the prior year and the company added 5,800 new customers during the period.

Natural gas revenues
- --------------------

For the twelve-months ended June 30, 1996, the firm volume of natural gas sold increased 10.0%, due to the colder than normal weather, customer growth and an increase in gas utilization per customer. For the same twelve month period, the corresponding natural gas revenues decreased 2.8%. The decrease in revenues was primarily the result of lower gas costs charged to customers during the winter of 1995 - 96 as pipeline refunds were returned to customers, and were offset slightly by higher sales volumes. Similar decreases also exist for the three-and nine- month periods ending June 30, 1996.

Energy Products and Services revenues
- -------------------------------------

Revenues from Energy Products and Services revenues were $12.1 million for the fiscal year to date, up 28.2% from the $9.4 million for the prior fiscal year to date. For the twelve months ended June 30, 1996, Energy Products and Services revenues were $14.3 million, up 26.6% from $11.3 million of revenues from the prior twelve month period. These increases are primarily the result of increased sales of retail propane (due to the colder than normal weather), and increases in water heater rental revenues.

Operating expenses
- ------------------

Total operating expenses for the three- and nine- month periods ending June 30, 1996 were $68.1 million and $314.8 million compared to $75.5 million and $309.4 million for the prior year, respectively. Operating expenses for the twelve-month period ended June 30, 1996 were $370.7 million, compared to $364.9 million for the prior twelve months. These increases in operating expenses are primarily attributable to increases in bad debts, resulting from increased sales, increased propane fuel costs, and restructuring costs. Depreciation for the nine- month period declined due to the sale and lease-back of the Company's rental assets during October 1995.

Income from investments
- -----------------------

Bay State has operating results from two investments: MASSPOWER, a cogeneration facility, and KBC Energy Services ("KBC"), a partnership with Connecticut Natural Gas Corporation and Koch Gas Services Company, which markets natural gas supplies and energy-related services on a non-regulated basis to commercial and industrial end-users. Income from investments were $1,197,000 for the nine-month period, compared to $481,000 for the prior year nine-month period. For the twelve-month period income was $968,000, up from the prior year twelve-month period of $195,000. These increases in income were primarily due to the Company's investment in MASSPOWER.

Interest expense
- ----------------

Interest expense for the nine-month period ended June 30, 1996, was $12.4 million, compared to $12.8 million for the same period last year. For the twelve months ended June 30, 1996, interest expense was $16.6 million, compared to $16.0 million for the prior year twelve-month period. The increase in interest expense for the twelve-month period was primarily the result of an additional $11.5 million in long-term debt issued and a $25.8 million increase in the amount of short term debt.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the gas distribution business creates large short-term working capital requirements to finance customers accounts receivable and deferred gas costs, as well as construction expenditures. Short-term funds are obtained from the issuance of commercial paper, traditional bank lines of credit, and demand loans under Fuel Purchase Agreements.

Total net short-term debt at June 30, 1996 is up $25.8 million and $0.2 million from June 30, 1995, and September 1995, respectively. This increase from last year is primarily the result of the large balance of refunds due customers which were returned during the past twelve months. Cash flows from operating activities have decreased over the nine month- and twelve month- periods ending June 30, 1996. This is primarily due to the payment of refunds due customers during the first two quarters of fiscal 1996. Proceeds from the sale of rental assets during the month of October 1995, have enabled the Company to keep new debt financing to a minimum for the nine-month and twelve-month periods.

Additions to plant decreased by $8.8 million for the nine-month period and $14.1 million for the twelve-month period ended June 30, 1996, as compared to the year before. This was primarily due to the colder weather which limited capital construction as compared to the prior year, and the temporary suspension of the Metscan installation program due to a lack of units to install.

During fiscal year 1996, the company has invested $5.1 million in the PNGTS and Wells LNG projects.

FORWARD LOOKING INFORMATION

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

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings

     There were no material legal proceedings instituted in the third quarter of 1996, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          15. Consent of KPMG Peat Marwick LLP re:Registration Statement No. 33-57702

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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

                                         BAY STATE GAS COMPANY
                                         ----------------------------------
                                         (Registrant)

                                         By: /s/ Thomas W. Sherman
                                             ------------------------------
                                             Thomas W. Sherman
                                             Executive Vice President and Chief
                                             Financial and Accounting Officer

                                         By: /s/ Stephen J. Curran
                                             ------------------------------
                                             Stephen J. Curran
                                             Controller

Date:  August 12, 1996