Form 10-K405
period 1996-09-30
BAY STATE GAS CO /NEW/
filed 1996-12-02
CIK 10488

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of registrant's voting stock held by non-affiliates as of November 15, 1996 was $362,225,960*.

     On November 15, 1996 the Company had 13,438,594 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                DOCUMENTS                                  PART OF FORM 10-K
-------------------------------------------------------------------------  ------------------
Portions of the Proxy Statement for the Annual Meeting of Common
  Shareholders to be held on January 23, 1997............................       Part III

                            ------------------------

* Calculated by excluding all shares held by directors and executive officers of Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

===============================================================================

                               TABLE OF CONTENTS

   PART I                                                                                PAGE
                                                                                         ----
     Item  1.  Business:
               The Company.............................................................    3
               Local Transportation -- Markets and Competition.........................    3
               Natural Gas Sales.......................................................    4
               Capacity Requirements...................................................    4
               Regulation and Rates....................................................    5
               Franchises..............................................................    6
               Energy Products & Services..............................................    6
               Energy Ventures.........................................................    6
               Employees...............................................................    6
               Executive Officers of the Registrant....................................    6
     Item  2.  Properties..............................................................    7
     Item  3.  Legal Proceedings.......................................................    7
     Item  4.  Submission of Matters to a Vote of Security Holders.....................    7

   PART II
     Item  5.  Market for the Registrant's Common Equity and Related Stockholder
               Matters.................................................................    8
     Item  6.  Selected Financial Data.................................................    8
     Item  7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................    8
     Item  8.  Financial Statements and Supplementary Data.............................   14
     Item  9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure....................................................   30

   PART III
     Item 10.  Directors and Executive Officers of the Registrant......................   30
     Item 11.  Executive Compensation..................................................   30
     Item 12.  Security Ownership of Certain Beneficial Owners and Management..........   30
     Item 13.  Certain Relationships and Related Transactions..........................   30

   PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........   31
               Signatures..............................................................   33
               Exhibit Index...........................................................   34

                                    PART I.

ITEM 1.  BUSINESS

THE COMPANY

     Bay State Gas Company ("Bay State" or the "Company") was incorporated in 1974 as a Massachusetts corporation. However, Bay State's predecessor companies' operations began in 1847, and consecutive quarterly dividends have been paid by these entities or Bay State since 1853. The Company is primarily a gas distribution utility that provides local transportation service in the greater Brockton, Lawrence, and Springfield, Massachusetts areas. Additionally, the Company also offers additional energy products and services to its customers, and invests in energy ventures. Approximately 94% of all revenues are generated from providing local transportation and natural gas sales with 83% of these annual revenues coming from the Company's Massachusetts service area. Bay State has seven subsidiaries within its corporate organization. Northern Utilities, Inc. ("Northern") is a gas distribution utility operating in the Portland and Lewiston areas in Maine and the Portsmouth area in New Hampshire. Granite State Gas Transmission, Inc. ("Granite") is an interstate gas transmission and supply company operating in the states of Maine, New Hampshire, Massachusetts, and Vermont. Granite has five wholly owned subsidiaries, Bay State Energy Development, Inc., which owns an equity interest in the MASSPOWER cogeneration partnership, Natural Gas Development Corp., a corporation established to invest in the Portland Natural Gas Transmission System ("PNGTS"), a proposed natural gas transmission pipeline in northern New England, Bay State Energy Enterprises, Inc., which owns an equity interest in KBC Energy Services, a partnership which markets natural gas supplies and energy-related services on a nonregulated basis to end-users, EnergyUSA, Inc. (formerly Energy Asset Funding, Inc.), a corporation established to provide non-regulated energy products and services, and LNG Development Corp., established to invest in the proposed liquefied natural gas storage facility in Wells, Maine.

     Natural gas sales in New England are seasonal, and the Company's results of operations reflect this seasonality. Accordingly, results of operations are typically most favorable in the second quarter of the Company's fiscal year (three months ended March 31), with results of operations being next most favorable in the first quarter, while losses are commonly incurred in the third and fourth quarters. The quarterly operating results for 1996 and 1995 are described further in Note 9 of "Notes to Consolidated Financial Statements",
Part II, Item 8, Financial Statements and Supplementary Data.

     The Company's customers generally are billed monthly on a cycle basis in therms. One therm equals 100,000 British thermal units (1 Btu), the heat content of approximately 100 cubic feet of gas. 1,000,000 Btu (1 MMBtu), or ten therms are the energy equivalent of approximately 1,000 cubic feet of natural gas or
7.14 gallons of home heating oil.

Local Transportation

     In 1996 almost all of Bay State's customers purchased bundled local transportation and natural gas, with only 459 of Bay State's 294,000 customers electing to purchase unbundled local transportation. The tables below show the net change in transportation customers and throughput volumes for the past three years.

              TABLE 1 -- NET LOCAL TRANSPORTATION CUSTOMER GROWTH
                     Yearly Increase in Number of Customers

                                                               1996       1995       1994
                                                              ------     ------     ------
        Residential.........................................   5,342      5,161      4,015
        Commercial/industrial...............................     748      1,256        800
        Transportation only.................................     374         76          9
                                                               -----      -----      -----
        Net increase in number of customers.................   6,464      6,493      4,824
                                                               =====      =====      =====

                    TABLE 2 -- CHANGE IN THROUGHPUT VOLUMES
                Yearly Increase (Decrease) - Thousands of MMBtu*

                                                              1996       1995       1994
                                                             ------     ------     ------
        Residential........................................   3,201     (2,727)       848
        Commercial/industrial..............................   1,180     (2,696)     1,150
        Sales to other utilities...........................   1,872      1,569          1
        Interruptible and other............................  (9,389)     8,128       (766)
        Transportation only................................     931      1,923     12,222
                                                             ------     ------     ------
        Total increase (decrease) in throughput............  (2,205)     6,197     13,455
                                                             ======     ======     ======

---------------

* Volumes have not been adjusted for weather variations.

COMPETITION

     The Company's principal competitors are fuel-oil retailers and electric utilities. Increases in demand for natural gas are primarily driven by the rate of economic growth and new construction within the Company's service territories, and by the marketing and pricing of competing fuels.

     In the residential market, the Company should continue to benefit from the New England region's market and growth potential. There are approximately 127,000 households along the Company's mains and additional homes located short distances from existing gas mains that use no gas at all. In addition, the Company anticipates additional growth from the estimated 43,000 existing residential nonheating customers. These are attractive markets for the Company and represent an opportunity to increase gas sales with little or no capital investment.

     As part of its efforts to unbundle transportation from gas sales service, the Company is sponsoring one of the first residential pilot programs to allow customers to purchase gas from among competing nonregulated natural gas marketers. This program will bring the benefits of competition and encourage increased system throughput.

     For commercial and industrial customers, environmental issues are an important issue in choosing an energy source. Since natural gas is the cleanest burning fossil fuel, using natural gas can assist companies in complying with the Clean Air Act and underground oil storage tank legislation.

     Finally, the Company markets gas to large users on a seasonal or interruptible basis. Approximately 51% of these interruptible volumes in 1996 were sold to five electric utilities for electric power generation. The remainder were sold to approximately 110 industrial customers equipped to burn either natural gas or fuel oil. Price is the key competitive factor in this market, and the Company pursues interruptible sales through a flexible pricing structure designed to remain competitive with other fuels. Substantially all net margins from interruptible sales are passed back to firm customers through cost of gas adjustment clauses (see "Rates and Regulations").

NATURAL GAS SALES

     The natural gas sales portion of the Company's bundled service does not currently provide a profit margin. However, as almost all of the Company's 294,000 local transportation customers purchase bundled transportation and natural gas, minimizing gas costs is an important part of the Company's business.

     The Company's strategy of balancing gas purchase costs and security of supply is achieved by optimizing the mix and terms of natural gas contracts with the use of supplemental liquefied natural gas and propane to meet peak winter demand. The Company maintains a diversified gas supply portfolio of domestic and Canadian gas supply contracts with producers.

CAPACITY REQUIREMENTS

     The Company currently transports natural gas from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). An agreement has been reached to extend the PPLC lease from March 31, 1997 to April 30, 1998. Long-term, two projects to replace the pipeline capacity provided by the PPLC lease are being pursued, a 2.0 million MMBtu liquefied natural gas storage facility in Wells, Maine, and the Portland Natural Gas Transmission System. For further discussion of these projects see
Note 8 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplementary Data.

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

     As a result of a third party fuel inventory financing program instituted by the Company in 1982, fuel inventory and the related administrative and carrying costs are also recovered through the CGA clauses. In addition, the MADPU allows recovery of the following through the CGA: 1) the working capital costs associated with purchased gas costs; 2) remediation costs associated with waste materials from former gas manufacturing sites; and 3) costs associated with MDPU-approved energy conservation and load management programs.

The following table provides the most recent rate activity of the Company by state and federal jurisdictions:

                            TABLE 4 -- RATE ACTIVITY

                                         REQUESTED INCREASES                     GRANTED INCREASE
                                     ---------------------------     -----------------------------------------
                                                       RETURN ON                       RETURN ON
                             DATE       AMOUNT          COMMON          AMOUNT          COMMON         DATE
      JURISDICTION          FILED    (IN MILLIONS)      EQUITY       (IN MILLIONS)      EQUITY       EFFECTIVE
-------------------------  --------  -------------     ---------     -------------     ---------     ---------
FERC.....................  10/1/96       $ 3.7           13.50%            (a)             (a)             (a)
NHPUC....................  9/15/96       $  .2             (b)           $  .2             (b)         11/1/96
NHPUC....................  9/15/95       $  .3             (b)           $  .3             (b)         11/1/95
MADPU....................  4/14/95       $  .0             (c)             (c)             (c)          1/1/96
NHPUC....................  9/14/94       $  .1             (b)           $  .1             (b)         11/1/94
FERC.....................  4/29/94       $ 1.6           14.20%          $ 1.1           11.50%        11/1/94
NHPUC....................  9/20/93       $  .3             (b)           $  .3             (b)         11/1/93
NHPUC....................  9/21/92       $  .6             (b)           $ 0.5             (b)         11/1/92
MADPU....................  4/16/92       $20.6           13.00%          $11.5           11.40%        11/1/92

---------------

(a) Rate increase filed with the FERC 10/1/96, new rates, subject to refund, will be effective 4/1/97.

(b) The revenue increase was granted under a step adjustment filing allowing recovery of certain costs under the terms of the Settlement Agreement effective 9/30/91; no return was requested or ordered.

(c) An overall revenue-neutral rate redesign was filed with the MADPU. The goal of the rate redesign was to implement rates that more closely reflect the actual costs associated with serving different customers. New rates were effective January 1, 1996.

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

Energy Products & Services

     For a discussion of Energy Products & Services see "Energy Products & Services" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy Ventures

     For a discussion of Energy Ventures, see "Energy Ventures" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

     The Company employed 1,061 persons at September 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and positions of the principal executive officers of the Registrant as of November 15, 1996 are listed below along with their business experience during the past five years. All principal executive officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting of shareholders. There are no family relationships among these officers, except as noted below, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

             NAME, AGE AND POSITION                 BUSINESS EXPERIENCE DURING PAST 5 YEARS
-------------------------------------------------  ------------------------------------------
Roger A. Young, 50, Chairman of the Board of
  Directors (Chief Executive Officer) (a)........  Chairman of the Board of Directors since
                                                   1996; Chief Executive Officer since 1990;
                                                   Director since 1975; President, 1981 to
                                                   1995.

Joel L. Singer, 40, President (Chief Operating
  Officer).......................................  President since 1996, Director and Chief
                                                   Operating Officer since 1995, Executive
                                                   Vice President, 1995; Director of Arthur
                                                   D. Little Inc.'s North American Natural
                                                   Gas Practice, Cambridge, MA, 1993 to 1995,
                                                   Manager Natural Gas Sales / Vice President
                                                   Petrofina Gas Pipeline, American
                                                   Petrofina, Dallas, TX, 1989 to 1993.

Thomas W. Sherman, 56, Executive Vice President
  (Chief Financial and Accounting Officer and
  Treasurer).....................................  Director, Executive Vice President, and
                                                   Chief Financial Officer; Treasurer since
                                                   1994.

Dwight G. Curley, 59, Senior Vice President......  Senior Vice President since 1992; Vice
                                                   President 1990 to 1992.

James A. Burke, 57, Vice President...............  Vice President.

John F. Doucette, 52, Vice President.............  Vice President.

             NAME, AGE AND POSITION                 BUSINESS EXPERIENCE DURING PAST 5 YEARS
-------------------------------------------------  ------------------------------------------
Philip W. Kallaugher, 54, Vice President.........  Vice President since 1993; Division
                                                   Manager of the Brockton division 1988 to
                                                   1992.

James D. Simpson, 46, Vice President.............  Vice President since 1993; Director of
                                                   Rates and Economic Analysis 1992 to 1993;
                                                   Director of Rates 1988 to 1992.

John R. Snow, 55, Vice President.................  Vice President.

Stephen J. Curran, 50, Controller................  Controller.

---------------

(a) Charles H. Tenney II, Director, is the stepfather of Roger A. Young, Chairman of the Board of Directors.

ITEM 2.  PROPERTIES

     The Company holds franchise rights to lay gas mains in the streets and public places of various service territories in Massachusetts, Maine, and New Hampshire.

     As of September 30, 1996, the Company's system consisted of approximately 5,360 miles of distribution mains; 132 miles of transmission lines, with requisite accessory pumping and regulating stations; LNG liquefaction, vaporization and storage facilities; propane storage tanks; 269,113 services (small pipe connecting mains with piping on the customers' premises) and 293,677 meters installed on customers' premises.

     The Company also leases a transmission line which is 166 miles in length running from the Canadian border through Vermont and New Hampshire and terminating in South Portland, Maine (see Item 1. Business, "Capacity Requirements").

     The transmission and distribution system is for the most part located on or under public streets, and other public places or on private property not owned by the Company, with the easements from or consent of the respective owners.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is working with federal and state environmental agencies to assess the extent and environmental impact of and appropriate remedial action for waste materials from former gas manufacturing sites (see Note 8 of "Notes to the Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplementary Data).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                                                    QUARTER ENDED
                                                -----------------------------------------------------
                 FISCAL 1996                    DECEMBER 31     MARCH 31     JUNE 30     SEPTEMBER 30
----------------------------------------------  -----------     --------     -------     ------------
     High.....................................   $29 1/2        $29 7/8      $28 3/4      $28 7/8
     Low......................................    24             26 1/2       26 1/8       25 3/8

                 FISCAL 1995
----------------------------------------------
     High.....................................   $25 1/8        $25 3/4      $25 1/2      $25 1/4
     Low......................................    22 1/2         22 1/4       23 1/8       22 7/8

     The common stock of the Company is listed on both the New York Stock Exchange and the Boston Stock Exchange. The ticker symbol is "BGC" and common listings in the financial press include "BayStGas" and "BaySGs". As of November 15, 1996, the Company had approximately 10,820 shareholders of record. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee name through various brokerage firms or other entities. Information regarding cash dividends declared on common stock is included in Note 9 of "Notes to the Consolidated Financial Statements",
Item 8, Financial Statements and Supplementary Data.

ITEM 6.  SELECTED FINANCIAL DATA

     Listed below is the required selected financial data for the Company's last five fiscal years.

 In thousands, except per share amounts      1996        1995        1994        1993       1992
-----------------------------------------  --------    --------    --------    --------   --------
Total operating revenues.................  $428,784    $418,118    $463,280    $412,410   $372,707
Net income...............................  $ 27,072    $ 23,128    $ 24,485    $ 22,807   $ 18,363
Earnings per average common share........  $   2.00    $   1.71    $   1.85    $   1.75   $   1.41
Total assets.............................  $684,253    $630,355    $614,798    $563,000   $498,930
Long-term obligations under capital
  leases.................................  $    694    $  1,611    $  2,719    $  3,747   $  4,700
Capitalization:
Common equity............................  $227,986    $219,873    $215,389    $200,088   $187,032
Preferred stock..........................  $  5,009    $  5,149    $  5,293    $  5,392   $ 20,512
Long-term debt...........................  $196,500    $199,000    $191,000    $176,000   $116,139
Cash dividends declared per common
  share..................................  $   1.52    $   1.48    $   1.44    $   1.40   $   1.36

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Year in Review

     During 1996, Bay State Gas Company ("Bay State" or the "Company") achieved record earnings while implementing changes to respond to the deregulation of the industry. Net income was $27.1 million in 1996 compared to $23.1 million in 1995, and earnings per share were $2.00. This is a 17.0% increase from the $1.71 earned one year ago. Common stock dividends declared in 1996 were $1.52 per share, 2.7% higher than the prior year. This was the thirteenth consecutive year of increased common stock dividends, and it completes the 143rd year of consecutive quarterly dividends. The current annualized dividend is equivalent to $1.54 per share.

     Earnings for the fiscal year increased primarily due to the weather, which was 9.2% colder than the prior year and 2.8% colder than normal within the Company's service territories. The impact of the colder than normal weather was offset somewhat by increases in operating expenses, primarily payroll, outside services, and property taxes.

     The Company operates in three related business segments (see note 1). Revenues and income before interest and taxes for 1996 from the three business segments were as follows:

                                                              OPERATING       INCOME BEFORE
        In millions                                           REVENUES      INTEREST AND TAXES
        -----------                                           ---------     ------------------
        Local Transportation................................    $411.3             $54.4
        Energy Products & Services..........................      17.3               2.5
        Energy Ventures.....................................       0.2               2.7
                                                                ------             -----
        Total...............................................    $428.8             $59.6
                                                                ======             =====

  Local Transportation

     Income before interest and taxes from this regulated segment is approximately 91% of the total for the Company. The following table details the components of Local Transportation revenues for the past three years:

        In millions                                           1996       1995       1994
        -----------                                          ------     ------     ------
        Transportation for natural gas sales customers.....  $167.8     $156.2     $164.0
        Transportation only customers......................     6.8        4.2        2.5
                                                             ------     ------     ------
        Transportation revenues............................   174.6      160.4      166.5
        Natural gas sales..................................   226.8      235.3      276.9
                                                             ------     ------     ------
        Transportation and natural gas sales...............   401.4      395.7      443.4
        Other..............................................     9.9        8.1        7.7
                                                             ------     ------     ------
        Total revenues.....................................  $411.3     $403.8     $451.1
                                                             ======     ======     ======

     The majority of customers purchase bundled transportation and natural gas. Some larger commercial, industrial, and interruptible customers have elected to purchase unbundled transportation service requiring them to manage their own gas purchasing, balancing, and storage functions. Profit margins from interruptible customers and spot sales to other utilities are passed back to firm customers through reduced gas costs (see note 1). The following table details the revenues from transportation and natural gas sales by customer type:

        In millions                                           1996       1995       1994
        -----------                                          ------     ------     ------
        Residential........................................  $212.0     $200.2     $230.0
        Commercial/industrial..............................   157.1      153.0      179.8
        Interruptible......................................    23.2       35.2       24.3
        Sales to other utilities...........................     9.1        7.3        9.3
                                                             ------     ------     ------
        Total..............................................  $401.4     $395.7     $443.4
                                                             ======     ======     ======

  TRANSPORTATION REVENUES

     Transportation revenues increased 8.9% from 1995 to 1996. This $14.2 million increase in revenues was primarily attributable to the colder weather and increased use per customer. The 9.2% change in the weather from year to year resulted in a $7.9 million increase in transportation revenues. The following table displays the degree days for the past three years:

                                                                               PERCENTAGE
                                                                             COLDER/(WARMER)
        YEAR                                                 DEGREE DAYS       THAN NORMAL
        ----                                                 -----------     ---------------
        1996...............................................      7,220             2.8%
        1995...............................................      6,589            (6.4%)
        1994...............................................      7,366             5.2%

     In addition, customer growth of 2.3% continued to exceed the industry average, with the addition of almost 6,500 customers in 1996 and 1995, up from 4,800 in 1994.

  NATURAL GAS SALES

     The natural gas sales portion of the bundled service does not currently provide a profit margin. However, as all but 460 of the 294,000 Local Transportation customers purchase bundled transportation and gas commodity sales service, minimizing gas costs is an important part of the Company's competitive strategy.

     The goal is to balance gas purchase costs and security of supply by optimizing the mix and terms of natural gas contracts with the use of underground storage and supplemental liquefied natural gas and propane to meet peak winter demand. In order to achieve this mix, a diversified gas supply portfolio of domestic and Canadian gas supply contracts with producers is maintained. Natural gas sales rates include cost of gas adjustment clauses ("CGA") pursuant to which gas purchase costs and other costs are recovered from customers. The following table details these recovered gas costs:

      In millions                                             1996       1995       1994
      -----------                                            ------     ------     ------
      Gas demand...........................................  $ 25.2     $ 45.0     $ 33.7
      Gas commodity........................................   120.0      112.5      138.8
                                                             ------     ------     ------
      Total purchase costs.................................   145.2      157.5      172.5
                                                             ------     ------     ------
      Transmission costs...................................    49.8       53.9       58.5
      Supplemental costs...................................    18.5       14.5       26.1
      Other................................................    13.3        9.4       19.8
                                                             ------     ------     ------
      Total................................................  $226.8     $235.3     $276.9
                                                             ======     ======     ======

     Recovered gas costs decreased by 3.6%, or $8.5 million, in 1996. These lower gas costs were the result of a decline in fixed purchase costs due to an increase in winter-only supply contracts, combined with pipeline refunds, which were being passed back to customers during the period. The increase in supplemental fuel costs in 1996 is the result of the colder weather, requiring the Company to purchase more supplemental supplies than in the previous year.

  OTHER REVENUES

Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals, and liquefaction services.

  Energy Products & Services

Revenues from Energy Products & Services for the last three years include the following:

      In millions                                               1996      1995      1994
      -----------                                               -----     -----     -----
      Propane.................................................  $10.2     $ 7.6     $ 7.1
      Water heater rentals....................................    4.3       4.0       3.7
      Appliance repair insurance..............................    2.8       2.6       1.4
                                                                -----     -----     -----
      Total...................................................  $17.3     $14.2     $12.2
                                                                =====     =====     =====

     As is the case with revenues generated in the Local Transportation segment, propane revenues are significantly affected by the weather. In 1996, revenues from the sale of propane increased 34.2%, or $2.6 million, primarily from growth in the wholesale business and the colder weather. Sales volumes for propane increased from 7.4 million gallons in 1995 to 11.2 million gallons in 1996.

     Revenues from water heater rentals increased by 7.5% in 1996 after increasing by 8.1% and 7.0% in 1995 and 1994, respectively. The increase in 1996 is primarily the result of a continued increase in the number of units rented. Moderate price increases also contributed to the growth in rental revenues in 1995 and 1994.

  Energy Ventures

     This business segment currently manages an interstate pipeline, and participates in three major projects: MASSPOWER, an operating cogeneration facility; the Portland Natural Gas Transmission System ("PNGTS"); and the Wells LNG facility ("Wells LNG"). Operating revenues and income within Energy

Ventures are generated by the interstate pipeline, which had operating income of $398,000, $1.3 million, and $70,000 in 1996, 1995, and 1994, respectively.
Income from the investment in MASSPOWER resulted in pre-tax earnings of $1.2 million and $296,000 for the years 1996 and 1995, and a loss of $813,000 in 1994, its first year of operation. The Company is currently seeking buyers for its 17.5% equity interest in MASSPOWER, which has been a successful investment, but does not represent a future core business. PNGTS and Wells LNG are two investments in the development stage that produced earnings in the form of equity Allowance for Funds Used During Construction ("AFUDC") totaling $1.0 million in 1996 and $175,000 in 1995 (see note 8).

  Operating Expenses

     Operations expenses increased by $12.2 million in 1996 after decreasing by $3.9 million in 1995 and $1.5 million in 1994. Increases in operations expenses were primarily the result of increases in payroll and propane fuel purchases, due to the colder weather, and increases in outside services.

     Higher plant balances have resulted in continuing increases in depreciation expense. Taxes, other than income taxes, increased primarily due to higher property taxes. Annual increases in property tax rates and assessments, combined with the growth in plant, increased property taxes by $966,000, $601,000, and $808,000 in 1996, 1995, and 1994, respectively.

  Interest Expense and Dividend Requirements on Preferred Stock

     Interest expense for the Company decreased 5.3%, to $16.1 million in 1996 from $17.0 million in 1995, due to a decrease in interest expense related to refunds due customers, recording of AFUDC of $1.3 million, and a reduction of short-term debt following the sale of the rental assets. Dividend requirements on preferred stock were relatively flat for the comparative periods.

  Results of Operations, 1995 and 1994

     During 1995, net income decreased $1.4 million due to weather that was 6.4% warmer than normal in the service territories. In 1994, net income increased $1.7 million with colder than normal weather. In both years the Company had a growing customer base. Operating revenues for 1995 decreased by $45.2 million primarily due to the warmer weather, decreases in the cost of gas, and increased pipeline refunds being returned to customers. In 1994, operating revenues increased by $50.9 million, primarily due to customer additions combined with an increase in the cost of gas and colder weather.

     Recovered gas costs decreased 15.0% to $235.3 million in 1995. This decrease was the result of the warmer weather, which reduced fuel costs, and pipeline refunds, which were returned to customers during this period. In 1994, recovered gas costs increased 17.6% to $276.9 million. This increase was the result of rising transmission costs, and of industry deregulation or unbundling, combined with increases in supplemental fuel costs, demand-side management program costs, and transition costs.

     Operation expenses decreased by $3.9 million and $1.5 million in 1995 and 1994, respectively. In 1995, the decrease was the result of reduced bad debt expense, due to improved collections from customers and other cost control measures. In 1994, the decrease in operations expenses was due to cost reductions from an internal review of operations performed early in 1994.

     In 1995, interest expense increased $1.9 million due to overcollections of recovered natural gas costs, and higher than anticipated pipeline supplier refunds. Interest expense increased $2.2 million in 1994, due to higher levels of long-term debt outstanding during the year, higher short-term debt rates, and a decrease in AFUDC.

  Liquidity and Capital Resources

     Natural gas sales in New England are seasonal, and the Company's cash flows reflect this seasonality. Approximately 74% of annual revenues are generated during the heating season, which results in a high level of cash flows from operations from late winter through early summer. Short-term borrowings are typically highest in the fall and early winter as a result of completion of the annual construction program and seasonal working capital requirements. The Company has been able to access the financial markets to meet its capital requirements and does not anticipate a change in its access to, or the availability of, capital in the coming year.

  Cash Flows from Operating Activities

                              In millions                        1996     1995      1994
        -------------------------------------------------------  ----     -----     -----
        Net cash provided by operating activities..............  $7.1     $72.5     $66.1

     Cash flows from operations decreased by $65.4 million in 1996 despite an increase in net income. However, cash flows from operating activities prior to changes in working capital were comparable to the two previous years at $56.1 million, $55.0 million, and $53.5 million, for 1996, 1995, and 1994, respectively. In 1996, working capital requirements were higher than in previous years because of increased deferred gas costs. This increase is the result of pipeline refunds, which were returned to customers, and of a change to the CGA structure in the Massachusetts service territory. This change in the CGA requires the deferral of peak period demand charges incurred in the summer to the upcoming winter period. In addition, cash contributions of $8.0 million were made to employee benefit plans in 1996.

  Cash Flows From Investing Activities

                            In millions                       1996       1995       1994
        ---------------------------------------------------  ------     ------     ------
        Net cash used in investing activities..............  $(34.7)    $(56.9)    $(52.2)

     Investments are made in property, plant, and equipment to improve and protect the distribution system, and to expand the system to meet customer demand. The sale of rental assets provided $20.7 million in additional cash, which enabled the company to reduce the levels of debt financing during the year. Other investments include expenditures primarily for PNGTS and Wells LNG, which were $5.7 million, $4.3 million, and $1.0 million in 1996, 1995, and 1994, respectively (see note 8). Capital expenditures for 1997 are estimated to be approximately $62 million.

  Cash Flows From Financing Activities

                            In millions                       1996       1995       1994
        ----------------------------------------------------  -----     ------     ------
        Net cash provided by (used in) financing
          activities........................................  $29.6     $(17.0)    $(11.2)

     Cash flows from financing activities increased primarily due to a $33.2 million increase in short-term debt. In 1995 and 1994 the decline in cash flows from financing activities reflects a reduction in debt issuances as a result of strong cash flows from operations.

     The Company has a shelf registration statement covering up to $125.0 million of senior unsecured debt securities, under which $65.0 million in notes has been issued as of September 30, 1996. The Company has access to $90.0 million in bank lines of credit. In early 1995, the Dividend Reinvestment Plan was converted to a market purchase plan, eliminating new equity issuances under this plan.

  Impact of Inflation

     The rates charged to transportation customers may not be increased without formal proceedings before regulatory authorities. Accordingly, in the absence of authorized rate increases and except for changes in recovered gas costs, which are reflected in customer rates, the Company must look to performance improvements and higher sales volumes, particularly from highly profitable market segments, to offset inflationary increases in its costs of operations. Current rates only permit the Company to recover its historical cost of utility plant and give no recognition to the current cost of replacing facilities. The Company has an obligation to make a rate filing in 1997 in Massachusetts that includes a proposal for a form of performance-based rates.

  Environmental Issues

     The Company continues to work with federal and state environmental agencies to assess the extent and environmental impact of waste materials that exist at or near former gas manufacturing sites. The costs of such assessments and any related remediation determined to be necessary will be funded from traditional sources of capital and recovered from customers (see note 8).

  New Accounting Standard

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." This statement, effective for fiscal year 1997, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is not expected that the adoption of this standard will have a material impact on the results of operations, financial condition, or cash flows.

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

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                             BAY STATE GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994, IN THOUSANDS EXCEPT PER SHARE
                                    AMOUNTS

                                                               1996         1995         1994
                                                             --------     --------     --------
Operating revenues.........................................  $428,784     $418,118     $463,280
                                                             --------     --------     --------
Operating expenses:
  Recovered natural gas costs..............................   226,836      235,270      276,900
  Operations...............................................    96,262       84,076       88,005
  Maintenance..............................................    10,395        8,545        8,744
  Depreciation and amortization............................    26,307       26,026       24,209
  Other taxes, principally property taxes..................    12,739       11,362       11,306
                                                             --------     --------     --------
Total operating expenses...................................   372,539      365,279      409,164
                                                             --------     --------     --------
Operating income...........................................    56,245       52,839       54,116
                                                             --------     --------     --------
Other income (expense):
  Income (loss) from investments...........................     1,103          252         (813)
  AFUDC equity and other...................................     2,293        1,057        1,435
                                                             --------     --------     --------
Income before interest and income taxes....................    59,641       54,148       54,738
                                                             --------     --------     --------
Interest income............................................      (447)        (573)        (545)
Interest expense...........................................    16,063       17,018       15,156
Federal and state taxes on income (note 2).................    16,953       14,575       15,642
                                                             --------     --------     --------
Net income.................................................    27,072       23,128       24,485
Dividend requirements on preferred stock...................       293          299          309
                                                             --------     --------     --------
EARNINGS APPLICABLE TO COMMON STOCK........................  $ 26,779     $ 22,829     $ 24,176
                                                             ========     ========     ========
Average number of common shares outstanding................    13,397       13,342       13,086
                                                             ========     ========     ========
EARNINGS PER SHARE.........................................  $   2.00     $   1.71     $   1.85
                                                             ========     ========     ========
DIVIDENDS DECLARED PER COMMON SHARE........................  $   1.52     $   1.48     $   1.44
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND 1995, IN THOUSANDS

                                                                         1996           1995
                                                                       --------       --------
ASSETS
Plant, at cost.......................................................  $701,204       $683,347
Accumulated depreciation and amortization............................   198,389        184,942
                                                                       --------       --------
Net plant............................................................   502,815        498,405
                                                                       --------       --------
Investments in energy ventures (note 8)..............................    17,601          9,768
Prepaid benefit plans (note 7).......................................    26,733         21,470
Other long-term assets...............................................     9,697          8,898
Current assets:
  Cash and temporary cash investments................................     4,583          2,581
  Accounts receivable, less allowances of $3,557 and $4,232..........    27,143         22,244
  Unbilled revenues..................................................     3,709          3,747
  Deferred gas costs.................................................    27,447         13,191
  Inventories, at average cost (note 6)..............................    24,699         19,326
  Other..............................................................     6,059          5,797
                                                                       --------       --------
          Total current assets.......................................    93,640         66,886
                                                                       --------       --------
Regulatory assets:
  Income taxes.......................................................    12,105         10,595
  Other..............................................................    21,662         14,333
                                                                       --------       --------
                                                                       $684,253       $630,355
                                                                       ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements and note 3):
  Common stock equity................................................  $227,986       $219,873
  Preferred stock equity.............................................     5,009          5,149
  Long-term debt.....................................................   196,500        199,000
                                                                       --------       --------
          Total capitalization.......................................   429,495        424,022
                                                                       --------       --------
Long-term liabilities:
  Deferred taxes (note 2)............................................    80,854         73,329
  Other long-term liabilities........................................    16,650         14,781
                                                                       --------       --------
          Total long-term liabilities................................    97,504         88,110
                                                                       --------       --------
Commitments and contingencies (note 8)
Current liabilities:
  Short-term debt (note 5)...........................................    64,650         31,500
  Current maturity of long-term debt (note 3)........................    18,000             --
  Accounts payable...................................................    31,858         29,165
  Fuel purchase commitments (note 6).................................    21,332         15,801
  Refunds due customers..............................................    10,427         28,928
  Deferred and accrued taxes (note 2)................................     3,174          4,836
  Other..............................................................     7,813          7,993
                                                                       --------       --------
          Total current liabilities..................................   157,254        118,223
                                                                       --------       --------
                                                                       $684,253       $630,355
                                                                       ========       ========

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   SEPTEMBER 30, 1996 AND 1995, IN THOUSANDS

                                                            1996                       1995
                                                    --------------------       --------------------
                                                     AMOUNT      PERCENT        AMOUNT      PERCENT
                                                    --------     -------       --------     -------
Common stock equity:
  Common stock, $3.33 1/3 par value, authorized
     36,000,000 shares; 13,428,244 and 13,353,394
     shares outstanding...........................  $ 44,761                   $ 44,511
  Paid-in capital.................................   101,784                    100,339
  Retained earnings...............................    81,441                     75,023
                                                    --------      -----        --------      -----
          Total common stock equity...............   227,986       53.1         219,873       51.9
                                                    --------      -----        --------      -----
Cumulative preferred stock; $100 par value,
  authorized 200,000 shares; $50 par value,
  authorized 150,000 shares
Non-redeemable:
  $100 par value, 5% series; 16,862 shares
     outstanding..................................     1,686                      1,686
  $50 par value, 7.2% series; 17,710 shares
     outstanding..................................       886                        886
                                                    --------      -----        --------      -----
          Total non-redeemable....................     2,572         .6           2,572         .6
                                                    --------      -----        --------      -----
Redeemable, $100 par value:
  4.7% series; 10,627 and 11,127 shares
     outstanding                                       1,063                      1,113
Redeemable, $50 par value:
  $3.80 series; 5,693 and 6,367 shares
     outstanding..................................       284                        318
  5 5/8% series; 5,199 and 5,761 shares
     outstanding..................................       260                        288
  $3.25 series; 16,599 and 17,164 shares
     outstanding..................................       830                        858
                                                    --------      -----        --------      -----
          Total redeemable........................     2,437         .6           2,577         .6
                                                    --------      -----        --------      -----
          Total cumulative preferred stock             5,009        1.2           5,149        1.2
                                                    --------      -----        --------      -----
Long-term debt:
  Revolving Credit Agreement, due 1997............    18,000                      6,000
  6.30% Notes, due 1998...........................     5,000                      5,000
  6.00% Notes, due 2000...........................    10,000                     10,000
  6.00% Notes, due 2001...........................     5,000                      5,000
  7.42% Notes, due 2001...........................    10,000                     10,000
  6.625% Notes, due 2002..........................     5,000                      5,000
  7.25% Notes, due 2002...........................    20,000                     20,000
  7.37 - 7.55% Notes, due 2002....................    28,000                     28,000
  6.00% Notes, due 2003...........................    15,000                     15,000
  6.58% Notes, due 2005...........................    10,000                     10,000
  6.93% Notes, due 2010...........................    10,000                     10,000
  9.20% Notes, due 2011...........................     8,500                     10,000
  6.43% Notes, due 2020...........................    10,000                         --
  9.28% Notes, due 2021...........................        --                      5,000
  8.15% Notes, due 2022...........................    12,000                     12,000
  7.625% Notes, due 2023..........................    10,000                     10,000
  9.70% Notes, due 2031...........................    13,000                     13,000
  9.45% Notes, due 2031...........................    25,000                     25,000
                                                    --------      -----        --------      -----
          Total long-term debt....................   214,500                    199,000
  Less current maturities.........................    18,000                      --
                                                    --------      -----        --------      -----
          Long-term debt, net.....................   196,500       45.7         199,000       46.9
                                                    --------      -----        --------      -----
          TOTAL CAPITALIZATION....................  $429,495      100.0        $424,022      100.0
                                                    ========      =====        ========      =====

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994, IN THOUSANDS EXCEPT SHARE
                                    AMOUNTS

                                                                                 CUMULATIVE
                                             COMMON STOCK                      PREFERRED STOCK
                               -----------------------------------------   -----------------------
                                              PAR     PAID-IN    RETAINED     NON-
                                 SHARES      VALUE    CAPITAL    EARNINGS  REDEEMABLE   REDEEMABLE
                               ----------   -------   --------   -------   ----------   ----------
BALANCE AT SEPTEMBER 30,
  1993.......................  12,890,112   $42,967   $ 90,713   $66,408     $2,572       $2,820
Net income...................                                     24,485
Dividends declared:
  Preferred stock............                                       (309)
  Common stock...............                                    (18,831)
Common stock issued:
  DRP*.......................     372,379     1,242      8,115
  KESOP*.....................      28,000        93        577
Capital stock expense........                              (62)
Redemption of preferred
  stock......................                             (198)      189                     (99)
                               ----------   -------   --------   -------     ------       ------
BALANCE AT SEPTEMBER 30,
  1994.......................  13,290,491    44,302     99,145    71,942      2,572        2,721
Net income...................                                     23,128
Dividends declared:
  Preferred stock............                                       (299)
  Common stock...............                                    (19,748)
Common stock issued:
  DRP*.......................      42,103       140        864
  KESOP*.....................      20,800        69        360
Capital stock expense........                              (17)
Redemption of preferred
  stock......................                              (13)                             (144)
                               ----------   -------   --------   -------     ------       ------
BALANCE AT SEPTEMBER 30,
  1995.......................  13,353,394    44,511    100,339    75,023      2,572        2,577
Net income...................                                     27,072
Dividends declared:
  Preferred stock............                                       (293)
  Common stock...............                                    (20,361)
Common stock issued:
  KESOP*.....................      74,850       250      1,467
Redemption of preferred
  stock......................                              (22)                             (140)
                               ----------   -------   --------   -------     ------       ------
BALANCE AT SEPTEMBER 30,
  1996.......................  13,428,244   $44,761   $101,784   $81,441     $2,572       $2,437
                               ==========   =======   ========   =======     ======       ======

---------------

*Dividend reinvestment, employee savings, and key employee stock option plans.

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994, IN THOUSANDS

                                                               1996         1995         1994
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................. $ 27,072     $ 23,128     $ 24,485
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................   26,307       26,026       24,209
  Deferred income taxes.....................................    6,743        6,908        5,254
  Investment income and AFUDC...............................   (3,981)      (1,051)        (457)
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (4,899)       3,249       (1,342)
  Accounts payable..........................................    2,693        1,871         (268)
  Taxes.....................................................   (2,390)      (3,257)       3,428
  Deferred gas costs and refunds due customers..............  (32,758)      12,492       17,291
  Other.....................................................  (11,649)       3,162       (6,547)
                                                             --------     --------     --------
Net cash provided by operating activities...................    7,138       72,528       66,053
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant..........................................  (50,731)     (53,336)     (51,214)
Proceeds from sale of rental assets.........................   20,667           --           --
Other investments...........................................   (4,623)      (3,553)        (956)
                                                             --------     --------     --------
Net cash used in investing activities.......................  (34,687)     (56,889)     (52,170)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock....................................    1,717        1,416        9,767
Dividends on common stock...................................  (20,361)     (19,748)     (18,831)
Dividends on preferred stock................................     (293)        (299)        (309)
Issuance of long-term debt..................................   22,000       20,000       25,000
Retirements of preferred stock and long-term debt...........   (6,662)     (12,157)     (14,099)
Short-term debt.............................................   33,150       (6,250)     (12,700)
                                                             --------     --------     --------
Net cash provided by (used in) financing activities.........   29,551      (17,038)     (11,172)
                                                             --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................    2,002       (1,399)       2,711
Cash and temporary cash investments at beginning of
  period....................................................    2,581        3,980        1,269
                                                             --------     --------     --------
Cash and temporary cash investments at end of period........ $  4,583     $  2,581     $  3,980
                                                             ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest (net of amount capitalized)................... $ 18,134     $ 16,355     $ 15,659
                                                             ========     ========     ========
     Income taxes........................................... $ 11,935     $  8,720     $  9,026
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations. Bay State Gas Company (the "Company") operates in three energy-related segments: Local Transportation, Energy Products & Services, and Energy Ventures. Bay State's Local Transportation business serves approximately 294,000 natural gas customers in Massachusetts, New Hampshire, and Maine. The Company's nonregulated Energy Products & Services segment offers energy commodities and related equipment and services to approximately 89,000 customers throughout New England under the brand name, "EnergyUSA." Bay State's Energy Ventures segment develops businesses and projects that are closely related to the Company's core businesses.

     Basis of presentation and principles of consolidations. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. It is expected that actual results will not be materially different from those estimates.

     The consolidated financial statements include the accounts of Bay State Gas Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation.

     Regulation and operations. The Company is subject to regulation with respect to rates, accounting, and other matters, where applicable, by the Massachusetts Department of Public Utilities ("MADPU"), the New Hampshire Public Utilities Commission, the Maine Public Utilities Commission ("MPUC"), and the Federal Energy Regulatory Commission ("FERC"). The Company's accounting policies conform to generally accepted accounting principles and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Plant. Plant is stated at original cost and consists of utility plant and non-utility plant assets. The original cost of depreciable units of utility plant retired, together with the cost of removal, net of salvage, is charged to accumulated depreciation. The costs of maintenance, repairs, and replacements of minor items are charged to expense as incurred.

     Depreciation is provided for all classes of plant on a group straight-line basis in amounts equivalent to overall composite rates of 3.66% for 1996, and 3.88% for 1995 and 1994.

     Allowance for funds used during construction ("AFUDC"). AFUDC is the estimated cost of funds used for construction purposes. Such allowances are charged to plant and reported as other income (cost of equity funds) or a reduction of interest expense (cost of borrowed funds). AFUDC was $2.8 million, $748,000, and $457,000 for 1996, 1995, and 1994, respectively. The increases in AFUDC are the results of the Company's spending on its investments in PNGTS and Wells LNG.

     Investments. The Company accounts for its partnership investments by the equity method.

     Cash and temporary cash investments. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Local Transportation, natural gas sales, and deferred gas costs. Local Transportation revenues and natural gas sales are based on the volume of gas transported or sold at billing rates authorized by regulatory authorities and include unbilled revenues for transportation services and gas delivered, but not billed. The Company's rates include cost of gas adjustment ("CGA") clauses pursuant to which gas and certain other costs are recovered from customers. Any differences between gas costs incurred and amounts collected are deferred for recovery from or refund to customers in future periods. Also included in natural gas sales are sales to interruptible customers and spot sales for resale. Substantially all profit margins from these types of sales are used to reduce gas costs to customers through CGA clauses.

     Environmental costs. In accordance with orders of regulatory authorities, the Company defers costs incurred to remediate environmental damage. Deferred environmental costs in Massachusetts and New Hampshire are amortized to expense over periods of seven to 10 years as they are recovered from customers. The Company has received approval from the MPUC for deferral of environmental costs and a filing for a recovery mechanism has been made (see note 8).

     Income taxes. Beginning in 1994, deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting. Deferred income taxes are recognized for the expected tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting basis and tax basis of assets and liabilities (see note 2).

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

     Postemployment benefits consist of workers compensation claims, long-term disability payments, and medical coverage continuation payments. These costs are generally recognized on the accrual method of accounting over the expected periods of employee service based on actuarial assumptions (see note 7).

     Earnings per share. Earnings per common share have been computed by dividing earnings applicable to common stock by the weighted average number of shares of common stock outstanding during each year.

     Stock-based compensation. On October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." Pursuant to SFAS 123, stock-based compensation, such as the Key Employee Long-Term Incentive Plan, is recognized as expense using a fair-value accounting method. The adoption of this accounting standard did not have a material impact on cash flows, financial condition, or results of operations (see note 3).

     New accounting standards. In fiscal year 1997, SFAS 121 will require a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is not expected that the adoption of this standard will have a material impact on cash flows, financial condition, or the results of operations.

NOTE 2.  INCOME TAXES

     The components of income tax expense are as follows:

     In thousands                                            1996        1995        1994
     ------------                                           -------     -------     -------
     Current:
       Federal............................................  $ 8,785     $ 6,699     $ 8,918
       State..............................................    1,824       1,368       1,870
                                                            -------     -------     -------
               Total current..............................   10,609       8,067      10,788
                                                            -------     -------     -------
     Deferred:
       Federal............................................    5,551       5,799       4,716
       State..............................................    1,192       1,109         538
                                                            -------     -------     -------
               Total deferred.............................    6,743       6,908       5,254
                                                            -------     -------     -------
     Deferred investment tax credits, net.................     (399)       (400)       (400)
                                                            -------     -------     -------
               Total income tax expense...................  $16,953     $14,575     $15,642
                                                            =======     =======     =======

     The annual provision for deferred income taxes is comprised of the following:

     In thousands                                             1996       1995        1994
     ------------                                            ------     -------     -------
     Accelerated tax depreciation..........................  $3,858     $ 3,681     $ 2,962
     Capitalized overhead..................................    (418)     (2,225)        174
     Pension...............................................     771       1,252       1,283
     Demand-side management costs..........................     545       1,569      (1,981)
     Postretirement benefits...............................    (537)      1,002       2,135
     Investment in MASSPOWER...............................     494         602       1,119
     Deferred gas costs....................................    --           551        (750)
     Other.................................................   2,030         476         312
                                                             ------     -------     -------
               Total deferred income tax expense...........  $6,743     $ 6,908     $ 5,254
                                                             ======     =======     =======

     The Company's effective income tax rate for fiscal years 1996, 1995, and 1994 is 39%, consisting of a federal income tax rate of 35% and state income taxes, net of federal benefit, of 4%. Temporary differences that resulted in deferred income tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

     In thousands                                                      1996        1995
     ------------                                                     -------     -------
     Deferred income tax assets:
       Allowance for doubtful accounts..............................  $ 1,562     $ 1,716
       Inventory and overhead costs.................................    1,998       1,702
       Unamortized investment tax credits                               3,495       3,753
       Other........................................................    2,461       2,600
                                                                      -------     -------
               Total deferred income tax assets.....................    9,516       9,771
                                                                      -------     -------
     Deferred income tax liabilities:
       Prepaid pension and other benefits...........................   13,148      12,860
       Plant related................................................   73,759      69,717
       Other........................................................    6,884       3,217
                                                                      -------     -------
               Total deferred income tax liabilities................   93,791      85,794
                                                                      -------     -------
     Net deferred income tax liability..............................  $84,275     $76,023
                                                                      =======     =======

     At September 30, 1996 and 1995, unamortized deferred investment tax credits included in long-term deferred taxes amounted to $5.4 million and $5.8 million, respectively.

NOTE 3.  CAPITALIZATION

     Common stock. A Key Employee Long-Term Incentive Plan ("KELTIP") awards performance shares to all executive officers and certain key employees. All or a portion of the performance shares become vested and earned at the end of the three-year period beginning on the date the award was granted, depending on the total return to shareholders for such period. No awards were made in 1996, but 50,160 and 55,500 performance shares were awarded in 1994 and 1995, respectively. Compensation expense will be recorded when shares are vested and earned equal to the value of the vested shares. No compensation expense was recorded in 1996.

     A Key Employee Stock Option Plan provided for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. While it is anticipated that no further options will be granted under this plan, previously granted options may continue to be exercised through 2002.

     Options are exercisable upon grant and expire within 10 years from the date of grant. Option activity is as follows:

                                                                            OPTION PRICE
     OPTIONS OUTSTANDING AND EXERCISABLE                       SHARES         PER SHARE
     -----------------------------------                       -------     ---------------
     September 30, 1993......................................  704,500     $17.75 - $22.00
     Options exercised.......................................  (28,000)    $17.75 - $22.00
                                                               -------
     September 30, 1994......................................  676,500     $17.75 - $22.00
     Options exercised.......................................  (20,800)    $17.75 - $19.63
                                                               -------
     September 30, 1995......................................  655,700     $17.75 - $22.00
     Options exercised.......................................  (74,850)    $17.75 - $22.00
                                                               -------
     September 30, 1996......................................  580,850     $17.75 - $22.00
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

     At September 30, 1996, there were 385,000 authorized but unissued shares of common stock reserved for the Dividend Reinvestment Plan ("DRP"). On December 1, 1994, the DRP was converted to a market based plan. It is anticipated that no further shares will be issued under this plan.

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

     Sinking fund requirements and maturities. Annual sinking fund requirements and maturities of long-term debt and preferred stock for the next five years and thereafter are as follows:

                                                               REDEEMABLE
                                                  LONG-TERM    PREFERRED         MAXIMUM
    In thousands                                    DEBT         STOCK        CASH REQUIRED
    ------------                                  --------     ----------     -------------
    1997........................................  $ 18,000       $  180          $ 18,180
    1998........................................     5,000          180             5,180
    1999........................................       833          180             1,013
    2000........................................    10,833          143            10,976
    2001........................................       834          143               977
    Thereafter..................................   179,000        1,611           180,611
                                                  --------       ------          --------
    Total.......................................  $214,500       $2,437          $216,937
                                                  ========       ======          ========

     As of September 30, 1996, long-term debt agreements contain no provisions restricting the payment of dividends on common stock. All debt is unsecured.

     As of September 30, 1996 and 1995, $18.0 million and $6.0 million of long-term debt were outstanding under revolving credit agreements at weighted average interest rates of 5.85% and 6.23%, respectively.

     Fair values of financial instruments. The estimated fair values of the Company's financial instruments are summarized below.

                                                                                 ESTIMATED
                                                                  CARRYING         FAIR
     In thousands                                                  AMOUNT         VALUE
     ------------                                                 --------       --------
     September 30, 1996
          Capital lease obligations.............................  $  1,612       $  1,621
          Long-term debt........................................  $196,500       $220,376

     September 30, 1995
          Capital lease obligations.............................  $  2,720       $  2,749
          Long-term debt........................................  $199,000       $212,365

     The fair values of capital lease obligations are estimated using the present value of the minimum lease payments discounted at market rates. The fair values of long-term debt are estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts for cash and temporary cash investments, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair values, due to the short-term nature of these instruments.

NOTE 4.  LEASES

     Noncancelable operating and capital leases have been entered into for the use of certain facilities and equipment. The operating lease agreements generally contain renewal options. The capital leases relate to liquefied natural gas storage facilities. Certain leases contain renewal and purchase options and escalation clauses.

     Future annual minimum rental payments under long-term noncancelable leases at September 30, 1996, are as follows:

                                                            CAPITAL    OPERATING
     In thousands                                           LEASES      LEASES
     ------------                                           -------    ---------
     1997.................................................  $1,004      $ 5,581
     1998.................................................     726        5,096
     1999.................................................      --        4,623
     2000.................................................      --        3,794
     2001.................................................      --        3,465
     Thereafter                                                 --        6,784
                                                            ------      -------
     Future minimum lease payments........................   1,730      $29,343
                                                                        =======
     Less amount representing interest....................     118
                                                            ------
     Present value of future minimum lease payments.......  $1,612
                                                            ======

     In 1996, the Company entered into a sale-leaseback agreement for its rental water heaters and conversion burners, which increased operating lease expense by $3.1 million over 1995. In conformity with its regulatory accounting requirements, rent expense is recorded as if all leases were operating leases. The following rentals were charged to operating expenses:

                                                CAPITAL    OPERATING
     In thousands                               LEASES      LEASES
     ------------                               -------    ---------
     1996.....................................  $1,281      $8,007
     1995.....................................  $1,281      $5,437
     1994.....................................  $1,281      $5,179

     Interest included in capital lease payments was $173,000, $253,000, and $328,000 in 1996, 1995, and 1994, respectively.

NOTE 5.  SHORT-TERM DEBT AND LINES OF CREDIT

                                                              1996        1995
                                                             -------     -------
     Unsecured bank lines of credit
       Principal outstanding (thousands)...................  $24,650     $21,500
       Weighted average interest rate......................     6.18%       6.97%

     Commercial paper
       Principal outstanding (thousands)...................  $40,000     $10,000
       Weighted average interest rate......................     5.42%       5.80%

     Total short-term debt
       Principal outstanding (thousands)...................  $64,650     $31,500
       Weighted average interest rate......................     5.71%       6.60%

     The Company has unsecured bank lines of credit aggregating $90.0 million for which it pays commitment fees, and access to an additional $30.0 million under the Fuel Purchase Agreements as described in note 6.

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

NOTE 7.  PENSION AND EMPLOYEE BENEFIT PLANS

     Pension plans. The funded status of the Company's pension plans as of September 30, 1996 and 1995, is as follows:

     In thousands                                                      1996        1995
     ------------                                                     -------     -------
     Vested benefits................................................  $67,364     $58,877
     Nonvested benefits.............................................    1,312       1,196
                                                                      -------     -------
     Accumulated benefit obligation.................................   68,676      60,073
     Additional benefits related to future compensation levels......   11,938      12,247
                                                                      -------     -------
     Projected benefit obligation...................................   80,614      72,320
     Plan assets at fair value......................................   92,342      81,896
                                                                      -------     -------
     Plan assets in excess of plan benefit obligations..............  $11,728     $ 9,576
                                                                      =======     =======

     Plan assets are primarily invested in marketable pooled funds holding equity and corporate debt securities and cash equivalents. Certain changes in items shown above are not recognized as they occur, but are systematically amortized over subsequent periods. Unrecognized amounts as of September 30, 1996 and 1995, are as follows:

     In thousands                                                      1996        1995
     ------------                                                     -------     -------
     Unrecognized net gain..........................................  $ 1,970     $ 6,010
     Unrecognized prior service cost................................   (4,480)     (5,178)
     Unrecognized net transaction obligation........................   (3,866)     (4,849)
     Prepaid pension costs included in the Consolidated Balance
       Sheets.......................................................   18,104      13,593
                                                                      -------     -------
     Plan assets in excess of plan benefit obligations..............  $11,728     $ 9,576
                                                                      =======     =======

     The discount rate and expected long-term rate of return on plan assets used in determining the actuarial present value of projected benefit obligation were 8.0% and 9.0% for both 1996 and 1995. The rate of increase in future compensation levels used was 4.5% and 5.0%, for 1996 and 1995, respectively. Net pension cost for 1996, 1995, and 1994 included the following components:

     In thousands                                  1996        1995        1994
     ------------                                 -------     -------     -------
     Service cost-benefits earned...............  $ 2,052     $ 1,790     $ 2,021
     Interest cost on benefit obligations.......    6,292       5,668       5,580
     Actual return on plan assets...............   (8,210)     (9,762)       (129)
     Net amortization and deferral..............    2,309       4,431      (4,642)
                                                  -------     -------     -------
     Net pension cost...........................  $ 2,443     $ 2,127     $ 2,830
                                                  =======     =======     =======

     Postretirement benefits other than pensions. The present value of the accumulated postretirement benefit obligation other than pensions was $24.6 million at September 30, 1996 and 1995. The expense recognized was $2.6 million, $2.7 million, and $2.8 million for 1996, 1995, and 1994, respectively. The components of expense for 1996, 1995 and 1994 are as follows:

     In thousands                                             1996        1995        1994
     ------------                                            -------     -------     ------
     Interest cost.........................................  $ 1,880     $ 1,872     $2,112
     Service cost..........................................      453         445        575
     Actual return on assets...............................   (2,355)     (2,848)      (365)
     Net amortization......................................    1,656       2,581        848
     Deferred..............................................      967         613       (388)
                                                             -------     -------     ------
     Other postretirement benefit expense..................  $ 2,601     $ 2,663     $2,782
                                                             =======     =======     ======

     The funded status of the Company's other postretirement benefit plans as of September 30, 1996 and 1995 is as follows:

     In thousands                                                     1996         1995
     ------------                                                   --------     --------
     Retirees.....................................................  $ 12,511     $ 12,742
     Fully eligible active employees..............................     4,165        3,992
     Other active employees.......................................     7,983        7,961
                                                                    --------     --------
     Accumulated other postretirement benefit obligation..........    24,659       24,695
     Fair value of plan assets....................................   (20,791)     (18,133)
     Unrecognized net transition obligation.......................   (21,469)     (22,732)
     Unrecognized net gain........................................     8,069        6,711
                                                                    --------     --------
     Prepaid other postretirement benefits recorded in the
       Consolidated Balance Sheets................................  $  9,532     $  9,459
                                                                    ========     ========

     Plan assets are held in voluntary employee benefit association ("VEBA") trusts and medical funds in the pension plans. VEBA assets are invested in common stocks, bonds, and cash equivalents.

     The accumulated other postretirement benefit obligation for 1996 and 1995 was determined using an assumed discount rate of 8.0%, an expected long-term pre-tax rate of return on plan assets of 9.0%, and a health care cost trend rate of 8.0% and 9.0%, in 1996 and 1995, respectively, decreasing to 6.0% by the year 1998. An annual 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $2.4 million and the cost for 1996 by $262,000.

     Return on prepayments of postretirement benefits. As permitted by regulatory authorities, noncash returns of $1.5 million, $1.7 million, and $857,000 for 1996, 1995, and 1994, respectively, have been recorded on amounts of prepayments associated with employee post-retirement benefit plans other than pensions. Regulators permit the accrual of returns on these prepayments because the plan funding will significantly reduce the future costs of the plans.

     Postemployment benefits, other than pensions. The present value of the accumulated benefit obligation was $4.9 million at September 30, 1996 and 1995.

     Employee savings plan. Employee Savings Plans ("ESP") provide eligible employees with an incentive to save and invest regularly. The ESP are defined contribution plans, which allow eligible employees to defer a portion of their salaries to employee-funded pretax retirement savings accounts. Matching contributions to certain employee deferrals were $836,000, $813,000, and $784,000 in 1996, 1995, and 1994, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Capacity requirements. The Company currently transports natural gas from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). An agreement has been reached with PPLC to extend the lease to April 1998, which the FERC approved on September 11, 1996. Long-term, the Company is participating in two projects to replace the pipeline capacity provided by the PPLC lease, a two million MMBtu liquefied natural gas storage facility in Wells, Maine ("Wells LNG"), and Portland Natural Gas Transmission System ("PNGTS").

     Investment recovery. The following table summarizes the Company's current investments:

                                                                   INVESTMENTS
                                                OWNERSHIP      -------------------
                                               PERCENTAGES      1996        1995
                                               -----------     -------     -------
     MASSPOWER...............................      17.5%       $ 2,404     $ 2,394
     PNGTS...................................      17.8%         7,974       3,793
     Wells LNG...............................     100.0%         7,131       3,521
     KBC.....................................      33.3%            58           6
     Other...................................        --             34          54
                                                  -----        -------      ------
     Total...................................                  $17,601     $ 9,768
                                                  =====        =======      ======

     PNGTS is a partnership that has proposed building a 272-mile interstate pipeline from the US/Canada border to Haverhill, Massachusetts. On March 1, 1996, PNGTS signed an agreement to sell 40% of the partnership to two new equity partners, who will also be shippers on the completed pipeline. This sale reduced the Company's ownership percentage to 17.8%. On July 31, 1996, the FERC issued a preliminary determination that the pipeline project is required by public convenience and necessity. The PNGTS project is scheduled to be completed and available for service in November 1998.

     In July 1996, the Company refiled its Wells LNG application with the FERC to reflect the evolution of the project from being primarily a baseload facility to one that will be used to meet peak winter demands. The Company signed a precedent agreement, which obligates Gaz Metropolitain to accept 50% of the storage capacity of this facility upon release by the Company at the time of inception of service on PNGTS. Gaz Metropolitain also has the option of becoming a 50% partner in this proposed facility.

     In August 1996, the Public Utility Commissions in both Maine and New Hampshire made formal decisions in support of this project. In September 1996, the FERC issued a "Notice of Intent" to the Company to prepare a supplement to its January 1996 Draft Environmental Impact Statement to consider alternate sites. The Company now expects a 1999 in-service date.

     Amounts invested in PNGTS and Wells LNG consist principally of the Company's share of feasibility, engineering, legal, other costs of developing each project, and the carrying costs on these expenditures. Recovery of expenditures on these investments is dependent upon, among other things, successful completion of the projects and the terms of required regulatory approvals. While their completion is subject to a number of factors beyond the Company's control, the Company believes that these projects will be successful.

     KBC Energy Services ("KBC") markets natural gas supplies and energy-related services on a nonregulated basis to end users.

     MASSPOWER is a cogeneration facility, which has been in operation since 1993. The Company is seeking buyers for its 17.5% equity interest in MASSPOWER.

     Long-term obligations. The Company has long-term contracts for the purchase, storage, and delivery of gas supplies. Certain of these contracts contain minimum purchase provisions, which in the opinion of management, are not in excess of the Company's requirements.

     Environmental issues. Like other companies in the natural gas industry, the Company is party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, a $4.9 million liability, with an offsetting charge to a regulatory asset (see note 1), has been accrued. Environmental expenditures for 1996, 1995, and 1994 were $2.5 million, $387,000, and $129,000, respectively. Exclusive of amounts accrued for future expenditures, at September 30, 1996 and 1995, approximately $4.7 million and $3.0 million of environmental expenditures had been deferred for future recovery from customers.

     Regulatory matters. Effective January 1, 1996, the Company implemented new rates approved by the MADPU that more closely reflect the actual costs associated with serving different customers.

     On October 1, 1996 a $3.7 million increase in pipeline revenues was filed with the FERC. This increase is primarily due to the additional cost of extending the Portland Pipe Line lease to April 1998. New rates are expected to take effect April 1, 1997. The Company has an obligation to prepare a rate filing in Massachusetts prior to May 1997, which includes a proposal for performance-based rates.

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

NOTE 9.  UNAUDITED QUARTERLY FINANCIAL DATA

     In thousands except per share amounts.

                                                          QUARTER ENDED
                                         -----------------------------------------------
                      1996                DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30
                      ----               -----------   --------   -------   ------------
     Operating revenues................   $ 132,775    $181,296   $67,724     $ 46,989
     Operating income..................   $  26,458    $ 40,851   $  (338)    $(10,726)
     Net income (loss).................   $  14,378    $ 23,545   $(2,859)    $ (7,992)
     Per average common share:
       Income (loss)...................   $    1.07    $   1.75   $  (.22)    $   (.60)
       Dividend declared and paid......   $    .375    $   .375   $  .385     $   .385

                      1995
                      ----
     Operating revenues................   $ 119,286    $174,269   $75,693     $ 48,870
     Operating income..................   $  20,616    $ 39,016   $   186     $ (6,979)
     Net income (loss).................   $  10,477    $ 21,376   $(2,290)    $ (6,435)
     Per average common share:
       Income (loss)...................   $     .78    $   1.60   $  (.18)    $   (.48)
       Dividend declared and paid......   $    .365    $   .365   $  .375     $   .375

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

     The Company's financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The independent accountants are elected by the Company's Directors and report any recommendations concerning the Company's system of internal control to the Audit Committee of the Board of Directors. The Audit Committee meets periodically with Management, internal auditors, and KPMG Peat Marwick LLP, to review and monitor the Company's financial reporting, accounting practices, and business conduct.

     Although there are inherent limitations in any system of internal control, management believes that as of September 30, 1996, the Company's system of internal control was adequate to accomplish the objectives discussed herein.


ROGER A. YOUNG                               THOMAS W. SHERMAN
Chairman of the Board and                    Chief Financial Officer
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
  BAY STATE GAS COMPANY

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay State Gas Company and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 1996.

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
October 24, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors of the Registrant as set forth on pages 2, 3, and 4 of the 1997 annual meeting proxy statement, dated December 9, 1996, is incorporated herein by reference. Information relating to the Executive Officers of the Registrant is contained in Part I, Item 1, Business.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of the Registrant's executive officers as set forth on pages 7 through 14 of the 1997 annual meeting proxy statement, dated December 9, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management as set forth on pages 4 and 5 of the 1997 annual meeting proxy statement, dated December 9, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions as set forth on pages 4, 6 and 14 of the 1997 annual meeting proxy statement, dated December 9, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THE REPORT:

     (1) The following financial statements are included herein under Part II,
Item 8, Financial Statements and Supplementary Data.

        Consolidated Statements of Earnings for the Years ended September 30,
          1996, 1995, and 1994
        Consolidated Balance Sheets as of September 30, 1996 and 1995 Consolidated Statements of Capitalization as of September 30, 1996 and
          1995
        Consolidated Statements of Shareholders' Equity for the Years ended
          September 30, 1996, 1995,   and 1994
        Consolidated Statements of Cash Flows for the Years ended September 30,
          1996, 1995, and 1994
        Independent Auditors' Report

     (2) The following additional data should be read in conjunction with the financial statements included in Part II, Item 8, Financial Statements and Supplementary Data. Schedules not included herein have been omitted because they are not required or are not applicable, or the required information is shown in such financial statements or notes thereto.

                                                                                    PAGES IN
                                                                                   FORM 10-K
                                                                                   ----------
VIII   Consolidated Valuation and Qualifying Accounts - 1996, 1995, and 1994
       Independent Auditors' Report

     (3) Exhibits -- See Exhibit index on page 34.

(B) REPORTS ON FORM 8-K:

     The Company did not file a report on Form 8-K during the fourth quarter of fiscal 1996.

                                                                   SCHEDULE VIII

                             BAY STATE GAS COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                               BALANCE AT    CHARGED TO                    BALANCE AT
                                              BEGINNING OF   COSTS AND                       END OF
DESCRIPTION                                      PERIOD       EXPENSES     DEDUCTIONS(A)     PERIOD
-----------                                   ------------   ----------    -------------   ----------
YEAR ENDED SEPTEMBER 30, 1996
    Allowance for doubtful accounts........      $4,232        $5,444         $ 6,119        $3,557
YEAR ENDED SEPTEMBER 30, 1995
    Allowance for doubtful accounts........      $5,072        $5,007         $ 5,847        $4,232
YEAR ENDED SEPTEMBER 30, 1994
    Allowance for doubtful accounts........      $4,468        $7,778         $ 7,174        $5,072

---------------

(a) Write-off of uncollectible accounts, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAY STATE GAS COMPANY

                                                  /S/ THOMAS W. SHERMAN
                                          By_________________________________
                                                     THOMAS W. SHERMAN
                                                  EXECUTIVE VICE PRESIDENT

Date:        December 2, 1996
     ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                               CAPACITY                     DATE
------------------------------------------   ------------------------------    -----------------
/S/ ROGER A. YOUNG                           Chairman of the Board; Chief       December 2, 1996
----------------------------------------       Executive Officer; Director
ROGER A. YOUNG
(CHAIRMAN OF THE BOARD OF DIRECTORS)

/S/ JOEL L. SINGER                           President, Chief Operting          December 2, 1996
----------------------------------------       Officer, Director
JOEL L. SINGER
(PRESIDENT)

/S/ THOMAS W. SHERMAN                        Chief Financial and Accounting     December 2, 1996
----------------------------------------       Officer, Director
THOMAS W. SHERMAN
(EXECUTIVE VICE PRESIDENT)

/S/ LAWRENCE J. FINNEGAN                     Director                           December 2, 1996
----------------------------------------
LAWRENCE J. FINNEGAN

/S/ DOUGLAS W. HAWES                         Director                           December 2, 1996
----------------------------------------
DOUGLAS W. HAWES

/S/ WALTER C. IVANCEVIC                      Director                           December 2, 1996
----------------------------------------
WALTER C. IVANCEVIC

/S/ JOHN H. LARSON                           Director                           December 2, 1996
----------------------------------------
JOHN H. LARSON

/S/ JACK E. MCGREGOR                         Director                           December 2, 1996
----------------------------------------
JACK E. MCGREGOR

/S/ DANIEL J. MURPHY                         Director                           December 2, 1996
----------------------------------------
DANIEL J. MURPHY III

/S/ GEORGE W. SARNEY                         Director                           December 2, 1996
----------------------------------------
GEORGE W. SARNEY

/S/ CHARLES H. TENNEY II                     Director                           December 2, 1996
----------------------------------------
CHARLES H. TENNEY II

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

(4) Instruments defining the rights of security holders, including indentures:

    The following is a listing of debt instruments defining the rights of security holders, including indentures and/or note agreements for Bay State, Northern, and Granite. None of these instruments represent any securities in an amount authorized or outstanding which exceeds 10 % of the total assets of the Company as of September 30, 1996. The Company will furnish the Securities and Exchange Commission with copies of any of the instruments listed below upon request.

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

    Indenture between Bay State and The First National Bank of Boston, Trustee, dated as of April 1, 1991, for Senior Unsecured Debt Securities under which the following Notes have been issued under a Prospectus dated April 18, 1991:

         - $ 8,500,000 Principal Amount of 9.20% Notes due June 6, 2011
         - $25,000,000 Principal Amount of 9.45% Notes due September 5, 2031
         - $12,000,000 Principal Amount of 8.15% Notes due August 26, 2022
         - $ 4,000,000 Principal Amount of 7.55% Notes due November 1, 2002
         - $ 1,000,000 Principal Amount of 7.55% Notes due October 2, 2002
         - $ 5,000,000 Principal Amount of 7.45% Notes due December 16, 2002
         - $ 5,000,000 Principal Amount of 7.38% Notes due December 31, 2002
         - $ 7,000,000 Principal Amount of 7.375% Notes due November 1, 2002
         - $ 1,000,000 Principal Amount of 7.375% Notes due December 31, 2002
         - $ 5,000,000 Principal Amount of 7.37% Notes due December 31, 2002
         - $20,000,000 Principal Amount of 7.25% Notes due August 5, 2002

    Indenture between Bay State and The First National Bank of Boston, Trustee, dated as of April 1, 1991, for Senior Unsecured Debt Securities under which the following Notes have been issued under a Prospectus dated April 7, 1993:

         - $10,000,000 Principal Amount of 7.42% Notes due September 10, 2001
         - $10,000,000 Principal Amount of 7.625% Notes due June 19, 2023
         - $10,000,000 Principal Amount of 6.0% Notes due July 6, 2000
         - $15,000,000 Principal Amount of 6.0% Notes due September 29, 2003
         - $10,000,000 Principal Amount of 6.58% Notes due June 21, 2005
         - $ 5,000,000 Principal Amount of 6.0% Notes due January 30, 2001
         - $ 5,000,000 Principal Amount of 6.625% Notes due June 28, 2002
         - $10,000,000 Principal Amount of 6.43% Notes due December 15, 2020

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

(10) Material contracts:

EXHIBIT
  NO.                           DESCRIPTION                                  REFERENCE
-------    -----------------------------------------------------   ------------------------------
 *10.01    Key Employee Stock Option Plan covering key employees   Exhibit 10.16 to Form 10-K for
           of the Company                                          1989 (File No. 1-7479)

 *10.02    Key Officer Deferred Compensation Plan covering the     Exhibit 10.21 to Form 10-K for
           Chairman of the Board of Directors, the President,      1992 (File No. 1-7479)
           and all Vice Presidents of the Company

 *10.03    Supplemental Executive Retirement Plan covering the     Exhibit 10.22 to Form 10-K for
           Chairman of the Board of Directors, the President,      1992 (File No. 1-7479)
           and all Vice Presidents of the Company

 *10.04    Key Employee Incentive Compensation Plan covering the   Exhibit 10.23 to Form 10-K for
           Chairman of the Board of Directors, the President,      1992 (File No. 1-7479)
           and certain key employees of the Company

 *10.05    Senior Advisory Agreement between Bay State and         Filed herewith
           Charles H. Tenney II, dated January 27, 1994

 *10.06    Severance agreement between Bay State and each of the   Exhibit 10.06 to Form 10-K for
           executive officers of the Company                       1995 (File No. 1-7479)

 *10.07    Directors' Retirement Plan                              Exhibit 10.07 to Form 10-K for
                                                                   1995 (File No. 1-7479)

 *10.08    Key Employee Long-term Incentive Plan                   Filed herewith

(11) Statement re: computation of per share earnings, filed herewith.

(12) Statement re: computation of ratio of earnings to fixed charges, filed herewith.

(21) Subsidiaries of the Registrant, filed herewith.

(23) Consent of Independent Auditors, filed herewith.

(27) Financial Data Schedule, filed herewith.
---------------

* Incorporated by reference to the indicated filing.