Form 10-Q
period 1996-12-31
BAY STATE GAS CO /NEW/
filed 1997-02-11
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED DECEMBER 31, 1996

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

                                YES (X)   NO ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                       Outstanding at January 31, 1997
                   -----                       -------------------------------

    Common Stock, $3.33 1/3 par value                 13,443,594 Shares

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements

      Consolidated Statements of Earnings - Three months and
      twelve months ended December 31, 1996 and 1995....................     3

      Consolidated Balance Sheets at December 31, 1996, 1995
      and September 30, 1996............................................     4

      Consolidated Statements of Capitalization at December 31,
      1996, 1995 and September 30, 1996.................................     5

      Consolidated Statements of Cash Flows - Three months and
      twelve months ended December 31, 1996 and 1995....................     6

      Notes to Consolidated Financial Statements........................     7

      Independent Auditors' Report......................................    10


    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...........    11



PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings...........................................   15

    Item 2.  Changes in Securities.......................................   15

    Item 3.  Defaults Upon Senior Securities.............................   15

    Item 4.  Submission of Matters to a Vote of Security Holders.........   15

    Item 5.  Other Information...........................................   15

    Item 6.  Exhibits and Reports on Form 8-K............................   15


    SIGNATURES...........................................................   17

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                            BAY STATE GAS COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                           Three months ended     Twelve months ended
                                              December 31,            December 31,
                                            1996       1995         1996        1995
--------------------------------------------------------------------------------------
Operating revenues:                       $137,000   $132,740     $433,043    $431,572

Operating expenses:
  Recovered natural gas costs               73,485     70,330      229,991     238,793
  Operations                                25,700     23,908       98,056      87,435
  Maintenance                                2,940      2,360       10,975       8,772
  Depreciation and amortization              6,801      6,514       26,597      26,076
  Other taxes, principally property          3,315      3,169       12,887      11,814
  ------------------------------------------------------------------------------------
Total operating expenses                   112,241    106,281      378,506     372,890
--------------------------------------------------------------------------------------
Operating income                            24,759     26,459       54,537      58,682
--------------------------------------------------------------------------------------

Other income:
  Income from investments                      458        215        1,347         296
  AFUDC and other                              340        433        2,207       1,271
--------------------------------------------------------------------------------------
Income before interest and taxes            25,557     27,107       58,091      60,249
--------------------------------------------------------------------------------------

Interest income                               (153)      (158)        (442)       (624)
Interest expense                             4,223      4,037       16,249      17,125
Federal and state taxes on income            8,283      8,850       16,387      16,719
--------------------------------------------------------------------------------------

Net income                                  13,204     14,378       25,897      27,029
Dividend requirements on preferred stock        73         74          293         297
======================================================================================
EARNINGS APPLICABLE TO COMMON STOCK       $ 13,131   $ 14,304     $ 25,604    $ 26,732
======================================================================================
Average number of shares outstanding        13,437     13,363       13,415      13,350
======================================================================================
EARNINGS PER SHARE                        $   0.98   $   1.07     $   1.91    $   2.00
======================================================================================
DIVIDENDS DECLARED PER COMMON SHARE       $  0.385   $  0.375     $   1.53    $   1.49
======================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       December 31,    September 30,
                                                     1996         1995          1996
------------------------------------------------------------------------------------
                                                      (Unaudited)          (Audited)
ASSETS:
Plant, at cost                                   $714,454     $668,506     $701,204
Accumulated depreciation & amortization           203,869      184,017      198,389
------------------------------------------------------------------------------------
Net plant                                         510,585      484,489      502,815
------------------------------------------------------------------------------------
Investments                                        19,441       11,346       17,601
Prepaid benefit plans                              19,674       24,838       26,733
Other long-term assets                              9,709        9,322        9,697
Current assets:
    Cash and temporary cash investments             7,153        5,004        4,583
    Accounts receivable, less allowances of
    $2,829, $5,185 and $3,557                      61,815       52,386       27,143
    Unbilled revenues                              10,443       12,145        3,709
    Deferred gas costs                             42,078       14,232       27,447
    Inventories, at average cost                   27,707       17,681       24,699
    Other                                           5,271        6,241        6,059
------------------------------------------------------------------------------------
Total current assets                              154,467      107,689       93,640
------------------------------------------------------------------------------------
Regulatory assets:
    Income taxes                                   11,059       12,345       12,105
    Other                                          31,155       15,627       21,662
------------------------------------------------------------------------------------
                                                 $756,090     $665,656     $684,253
====================================================================================

CAPITALIZATION & LIABILITIES:
Capitalization
    Common stock equity                          $236,297     $229,572     $227,986
    Preferred stock equity                          5,010        5,144        5,009
    Long-term debt, net                           216,500      214,500      196,500
------------------------------------------------------------------------------------
Total capitalization                              457,807      449,216      429,495
------------------------------------------------------------------------------------
Long-term liabilities:
    Deferred taxes                                 81,184       78,379       80,854
    Other long-term liabilities                    17,163       15,328       16,650
------------------------------------------------------------------------------------
Total long-term liabilities                        98,347       93,707       97,504
------------------------------------------------------------------------------------
Commitments and contingencies (note 2)
Current Liabilities:
    Short-term debt                                86,500       33,950       64,650
    Current maturities of long-term debt           18,000           --       18,000
    Accounts payable                               47,783       43,917       31,858
    Fuel purchase commitments                      22,988       14,165       21,332
    Refunds due customers                           9,862       16,158       10,427
    Deferred and accrued taxes                      7,269        6,839        3,174
    Other                                           7,534        7,704        7,813
------------------------------------------------------------------------------------
Total current liabilities                         199,936      122,733      157,254
------------------------------------------------------------------------------------
                                                 $756,090     $665,656     $684,253
====================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (In thousands)


                                                          December 31,    September 30,
                                                       1996          1995          1996
---------------------------------------------------------------------------------------
                                                         (Unaudited)          (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
    36,000,000 shares; 13,443,594, 13,377,394 and
    13,428,244 shares outstanding                  $ 44,812      $ 44,558     $ 44,761
Paid-in-capital                                     102,089       100,695      101,784
Retained earnings                                    89,396        84,319       81,441
---------------------------------------------------------------------------------------
Total common stock equity                           236,297       229,572      227,986
---------------------------------------------------------------------------------------
Cumulative preferred stock:
    Non-redeemable cumulative preferred stock         2,572         2,572        2,572
    Redeemable cumulative preferred stock             2,438         2,572        2,437
---------------------------------------------------------------------------------------
Total cumulative preferred stock                      5,010         5,144        5,009
---------------------------------------------------------------------------------------

Long-term debt:
    Revolving credit agreement                       18,000        13,000       18,000
    Notes                                           216,500       201,500      196,500
---------------------------------------------------------------------------------------
Total long-term debt                                234,500       214,500      214,500
Less current maturities of long-term debt            18,000            --       18,000
---------------------------------------------------------------------------------------
Long-term debt, net                                 216,500       214,500      196,500
---------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                               $457,807      $449,216     $429,495
=======================================================================================


        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited, in thousands)


                                                             Three months ended   Twelve months ended
                                                                 December 31,          December 31,
                                                               1996       1995        1996       1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 13,204   $ 14,378    $ 25,897   $ 27,029
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                               6,801      6,514      26,597     26,076
  Deferred income taxes                                       1,744        284       8,203      2,750
  Investment income and AFUDC                                  (824)      (568)     (4,242)      (875)
Changes in operating assets and liabilities:
  Accounts receivable                                       (34,672)   (30,142)     (9,429)    (5,797)
  Unbilled revenues                                          (6,734)    (8,398)      1,702     (2,192)
  Accounts payable                                           15,924     14,752       3,865      7,615
  Taxes                                                       3,727      5,140      (3,682)     2,059
  Deferred gas costs and refunds due customers              (15,196)   (13,812)    (34,142)      (451)
  Other                                                      (2,518)    (7,936)    (11,337)    (8,771)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         (18,544)   (19,788)      3,432     47,443
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                          (14,910)   (10,710)    (49,957)   (45,470)
Proceeds from sale of rental assets                              --     20,667          --     20,667
Other investments                                              (933)    (1,009)     (4,572)    (4,055)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         (15,843)     8,948     (54,529)   (28,858)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                        356        403       1,648        711
Dividends on common stock                                    (5,176)    (5,011)    (20,525)   (19,891)
Dividends on preferred stock                                    (73)       (74)       (293)      (297)
Issuances of long-term debt                                  20,000     17,000      25,000     30,000
Retirements of preferred stock and long-term debt                --     (1,505)     (5,134)    (8,649)
Short-term debt                                              21,850      2,450      52,550    (19,675)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          36,957     13,263      53,246    (17,801)
-----------------------------------------------------------------------------------------------------
NET INCREASE IN CASH
  AND TEMPORARY CASH INVESTMENTS                              2,570      2,423       2,149        784
Cash and temporary cash investments at beginning period       4,583      2,581       5,004      4,220
-----------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period          7,153   $  5,004    $  7,153   $  5,004
=====================================================================================================
Supplemental cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                    $  5,799   $  6,606    $ 19,231   $ 18,922
=====================================================================================================
  Income taxes                                             $  2,509  $   3,003   $  11,441   $ 10,677
=====================================================================================================




        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1996.

Because of the seasonal nature of the Company's business, the results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

CAPACITY REQUIREMENTS. The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). An agreement has been reached with PPLC that will extend the lease to April 1998. Long-term, two projects to replace the capacity provided by the PPLC lease, and for additional capacity expansion are being pursued, a 2.0 million MMBtu liquefied natural gas ("LNG") storage facility in Wells, Maine ("Wells LNG"), and the Portland Natural Gas Transmission System ("PNGTS").

INVESTMENTS.  The following table  summarizes the Company's  current  investments
(in thousands):

                               Ownership       Investments at December 31,
                             percentages              1996            1995
--------------------------------------------------------------------------
MASSPOWER                          17.5%           $ 2,852         $ 2,639
PNGTS                              17.8%             8,873           4,165
Wells LNG                         100.0%             7,507           4,418
KBC                                33.3%               175              51
Other                                 --                34              73
--------------------------------------------------------------------------
Total                                              $19,441         $11,346
--------------------------------------------------------------------------


PNGTS is an interstate pipeline that will extend 272 miles from the US-Canadian border to the New Hampshire-Massachusetts border. In January 1997, Northeast Utilities chose PNGTS to transport incremental natural gas supplies, and will also join PNGTS as an equity partner, acquiring a five-percent equity interest in the project. Bay State continues to hold a 17.8% equity interest. The PNGTS project is scheduled to be completed and available for service in November 1998.

In September 1996, the FERC issued a "Notice of Intent" to the Company to prepare a supplement to its January 1996 Draft Environmental Impact Statement to consider alternate sites for Wells LNG. This supplement was issued January 30, 1997. The schedule for public comment, review, and issuance of the Final Environmental Impact Statement is expected to allow construction to begin the summer 1997, for completion by November 1999.

Amounts invested to date in PNGTS and Wells LNG consist principally of the Company's share of feasibility, engineering, legal, and other costs of developing each project, and the carrying costs on these expenditures. Recovery of these investments is dependent upon, among other things, successful completion of the projects.

Notes to Consolidated Financial Statements
December 31, 1996 and 1995
(Unaudited)

While their completion is subject to a number of factors beyond the Company's control, it believes that these projects will be successful.

KBC Energy Services ("KBC") markets natural gas supplies and energy-related services on a non-regulated basis to end-users.

MASSPOWER is a cogeneration facility which has been in operation since 1993. The Company is seeking buyers for its 17.5% equity interest in MASSPOWER. The Company only intends to sell its equity interest in MASSPOWER if the sale would provide a fair value for this investment.

LONG-TERM OBLIGATIONS. The company has long-term contracts for the purchase, storage, and delivery of approximately half of the Company's gas supplies. Certain of these contracts contain minimum purchase provisions which, in the opinion of management, are not in excess of the Company's requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, the Company has accrued $4.9 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarter ended December 31, 1996 and 1995 were $258,000 and $614,000, respectively. Exclusive of amounts accrued for future expenditures, at December 31, 1996 and 1995, approximately $4.8 million and $3.4 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs in Massachusetts and New Hampshire are being recovered from customers over seven to ten years. Approval from the Maine Public Utilities Commission for deferral of environmental costs has been received, and a filing for a recovery mechanism has been made.

REGULATORY MATTERS. Significant regulatory assets arising from the rate-making process associated with income taxes, company restructuring costs, employee benefits, and environmental response costs have been recorded. During the three-month period ending December 31, 1996 approximately $9.1 million of costs, consisting primarily of an early retirement program related to the restructuring of the Company, were deferred. The total deferred asset for restructuring was $10.4 million at December 31, 1996. Based on its assessments of decisions by regulatory authorities, management believes that all regulatory assets will be settled at recorded amounts through specific provisions of current and future rate orders.

LITIGATION. The Company is involved in various legal actions and claims arising in the normal course of business. Management does not believe that the outcome of any action or claim will have a material adverse effect upon the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 3 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended December 31, 1996, and for the years ended September 30 are set forth below.

                                                          Year ended September 30
                                     December  ----------------------------------------------
(Dollars in thousands)                 1996      1996      1995      1994      1993      1992
                                    ---------------------------------------------------------
Earnings:
  Net income                        $25,897   $27,072   $23,128   $24,485   $22,807   $18,363
  Adjustments:
   Income taxes                      16,387    16,953    14,575    15,642    13,726    11,250
   Fixed charges (see below)         20,451    20,187    19,365    17,359    15,906    15,170
                                    ---------------------------------------------------------
Total adjusted earnings             $62,735   $64,212   $57,068   $57,486   $52,439   $44,783
                                    =========================================================

Fixed charges:
  Total interest expense            $17,507   $17,345   $17,300   $15,305   $13,610   $13,073
  Interest component of rents         2,944     2,842     2,065     2,054     2,296     2,097
                                    ---------------------------------------------------------
Total fixed charges                 $20,451   $20,187   $19,365   $17,359   $15,906   $15,170
                                    =========================================================

Ratio of earnings to fixed charges     3.07      3.18      2.95      3.31      3.30      2.95
                                    =========================================================

Independent Auditors' Report
----------------------------


The Board of Directors
Bay State Gas Company:



We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the three months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1996, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and, in our report dated October 24, 1996, we expressed an unqualified opinion on those consolidated financial statements.




                                                         KPMG PEAT MARWICK LLP



Boston, Massachusetts
January 21, 1997

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------



RESULTS OF OPERATIONS
Earnings and dividends
----------------------

For the three months ended December 31, 1996, operating revenues were $137.0 million, up from $132.7 million in the prior year, while net income per average common share was $.98 versus $1.07 a year earlier. Earnings per share decreased primarily due to weather, which was 6.0% warmer than the same period last year, and 2.8% warmer than normal. The negative impact of warm weather on earnings was partially offset by the addition of more than 6,300 customers within the past 12-month period. Also contributing to the decrease in income per average share for the three-month period was operations expense, which increased 7.5% over the same period in the prior year.

For the twelve-month period ended December 31, 1996, earnings per average common share were $1.91 compared to $2.00 for the same period the year before. The decrease in earnings for the twelve month period is primarily the result of increased operations expenses.

Dividends declared per common share were $.385 for the three-month period ended December 31, 1996, compared to $.375 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.54 per common share, up from the $1.50 annualized dividend last year. For the twelve-month period ended December 31, 1996, dividends declared were $1.53, compared to $1.49 for the same period in the prior year.



Operating revenues
------------------

Revenues and income before interest and taxes for the Company's three business segments for the three months ended December 31, 1996 and 1995 were as follows:

                                     Operating             Income (loss) before
                                     revenues               interest and taxes
--------------------------------------------------------------------------------
In thousands                    1996          1995           1996          1995
--------------------------------------------------------------------------------
Local Transportation        $132,598      $130,034        $25,298       $25,582
Energy Products &
Services                       5,582         4,608           (328)          827
Energy Ventures               21,723        17,530            587           698
Intersegment eliminations    (22,903)      (19,432)            --            --
--------------------------------------------------------------------------------
Total                       $137,000      $132,740        $25,557       $27,107
--------------------------------------------------------------------------------

Intersegment eliminations of revenues consist primarily of sales from an interstate pipeline within the Energy Ventures business segment to the local distribution companies within the Local Transportation business segment.

Local Transportation

The following table details the components of Local Transportation revenues for the three months ended December 31, 1996 and 1995:

          In thousands                               1996       1995
          ----------------------------------------------------------
          Transportation only customers          $  2,598   $  1,416
          Transportation for natural gas
          sales customers                          52,102     54,055
          ----------------------------------------------------------
          Transportation revenues                  54,700     55,471
          Natural gas sales                        73,485     70,330
          ----------------------------------------------------------
          Transportation and natural gas sales    128,185    125,801
          Other                                     4,413      4,233
          ----------------------------------------------------------
          Total Local Transportation revenues    $132,598   $130,034
          ----------------------------------------------------------

Primarily as the result of warmer weather, transportation revenues decreased 1.4% for the three months from the same period prior year. For the three-month period ended December 31, 1996, the weather was 2.8% warmer than normal and 6% warmer than the comparative period in 1995. Revenues were positively impacted in fiscal year 1997 by the addition of 6,300 customers.

For the three-month period ended December 31, 1996, revenues from natural gas sales grew by 4.5%, primarily due to lower billed gas costs in the prior fiscal year resulting from lower deferred gas costs.

Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals, and liquefaction services. The increase in other revenues for the comparable three-month periods is primarily the result of increased merchandise sales.

Energy Products & Services

The following table details the components of Energy Products & Services revenues for the three months ended December 31, 1996 and 1995:

          In thousands                  1996          1995
          ------------------------------------------------
          Propane                     $3,185        $2,459
          Water heater rentals         1,111         1,065
          Appliance repair insurance   1,062         1,069
          Other                          224            15
          ------------------------------------------------
          Total                       $5,582        $4,608
          ------------------------------------------------

Revenues from other energy products and services grew by 21.1% for the three-month period. This increase is primarily the result of propane revenues, which increased due to higher sales volumes and higher propane fuel prices. Water heater rental revenues and appliance repair insurance revenues are consistent for the comparative periods. Increases in other revenues are due to the growth of the energy advisory service business.

Energy Ventures

This business segment currently manages an interstate pipeline, and participates in three major projects: MASSPOWER, an operating cogeneration facility; PNGTS; and Wells LNG. Operating revenues and income within Energy Ventures are generated by the interstate pipeline, which had an operating loss of $14,000 for the quarter ended December 31, 1996 and operating income of $218,000 for the same period prior year. For the twelve month periods ended December 31, 1996 and 1995, the pipeline had operating income of $167,000 and $1.6 million, respectively. The decrease in operating income for the three- and twelve-month periods are primarily the result of increased operating expenses due to rate case proceedings for this pipeline.

Income from the investment in MASSPOWER was $448,000 and $245,000 for the quarters ended December 31, 1996 and 1995, respectively, and $1.4 million and $370,000 for the twelve month periods ended December 31, 1996 and 1995, respectively. The company is currently seeking a buyer for its 17.5% equity interest in MASSPOWER, which has been a successful investment, but does not represent a future core business.

Operating expenses
------------------

Total operating expenses, for the three months ended December 31, 1996 were $112.2 million, compared to $106.3 million for the prior year. Operating expenses for the twelve-month period ended December 31, 1996 were $378.5 million compared to $372.9 million for the prior twelve months. The increase for the three-month period is primarily attributable to the increase in fuel costs, payroll costs, and advertising expense. The increase for the twelve-month period is primarily attributable to increases in propane fuel costs, lease expenses, and expenses related to the expansion of the rental business.

Interest expense and dividend requirements on preferred stock
-------------------------------------------------------------

Interest expense for the three-month period ended December 31, 1996 was $4.2 million, compared to $4.0 million for the same period last year. For the twelve months ended December 31, 1996, interest expense was $16.2 million, compared to $17.1 million for 1995. The decrease in interest expense for the twelve month period is primarily the result of retirement of long-term debt during the twelve months ended December 31, 1996.

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

During the month of December 1996, $20.0 million of 6.375% medium-term notes were issued. Total net short-term debt is up approximately $53 million from December 31, 1995 to December 31, 1996. Lower levels of short-term debt were required in the first quarter of fiscal year 1996 due to a sale of rental assets which occurred during that period.

Cash flows from operating activities have decreased over the twelve-month period ending December 31, 1996, primarily due to increasing deferred gas costs related to higher natural gas costs, and a change in the rate structure in the Massachusetts service territory. The Company financed these higher deferred gas costs through increased short-term debt. As revenues are collected over the winter period, the levels of deferred gas costs incurred during the summer season and of short-term debt, should decrease.

Capital expenditures for plant increased by $4.2 million for the three-month period and $4.5 million for the twelve-month period ended December 31, 1996, as compared to the year before. The warmer weather during the first three months of fiscal 1997 has enabled the Company to complete more capital additions during this period than in the prior year.


FORWARD LOOKING INFORMATION

This report and other Company reports contain forward looking statements. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, the regulatory environment, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings
-------------------------

     There were no material legal proceedings instituted in the first quarter of 1997, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.


Item 2. Changes in Securities
-----------------------------

     None.



Item 3. Defaults Upon Senior Securities
---------------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     On December 9, 1996, a notice of the annual meeting of common shareholders, a proxy and a proxy statement were sent to shareholders.

     At the annual meeting held on January 23, 1997, shareholders approved the following items :

     1. To elect the following four directors for terms of three years expiring at the annual meeting of shareholders in 2000:

            Nominee                     John H. Larson        George W. Sarney

            Votes for:                      10,931,481              11,930,090
            Votes against or withheld:         205,455                 189,546
            Abstentions:                          None                    None
            Broker non-votes:                     None                    None

            Nominee                  Thomas W. Sherman    Charles H. Tenney II

            Votes for:                      11,020,241              10,975,656
            Votes against or withheld:         178,695                 223,280
            Abstentions:                          None                    None
            Broker non-votes:                     None                    None


Directors with continuing terms of office are as follows: Lawrence J. Finnegan, Douglas W. Hawes, Walter C. Invancevic, Jack E. McGregor, Daniel J. Murphy, Joel
L. Singer, and Roger A. Young.

Item 5. Other Information
-------------------------

     None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits:

          15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702

          27.  Financial Data Schedule


     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           BAY STATE GAS COMPANY
                                           ------------------------------------
                                           (Registrant)




                                           By: /s/ Thomas W. Sherman
                                           ------------------------------------
                                           Thomas W. Sherman
                                           Executive Vice President and Chief
                                           Financial and Accounting Officer





                                           By: /s/ Stephen J. Curran
                                           ------------------------------------
                                           Stephen J. Curran
                                           Controller



Date: February 11, 1997


                                  EXHIBIT INDEX


Exhibit           Description                                                                     Page
-------           -----------                                                                     ----

15                Consent of KPMG Peat Marwick LLP re: Registration Statement
                  No. 33-57702

27                Financial Data Schedule


