Form 10-Q
period 1997-03-31
BAY STATE GAS CO /NEW/
filed 1997-05-14
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1997

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

                                 YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at April 30, 1997
                 -----                         -----------------------------

     Common Stock, $3.33 1/3 par value              13,441,974  Shares

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements

      Consolidated Statements of Earnings - Three months, six months,
      and twelve months ended March 31, 1997 and 1996....................     3

      Consolidated Balance Sheets at March 31, 1997, 1996
      and September 30, 1996.............................................     5

      Consolidated Statements of Capitalization at March 31,
      1997, 1996 and September 30, 1996..................................     6

      Consolidated Statements of Cash Flows - Six months and
      twelve months ended March 31, 1997 and 1996........................     7

      Notes to Consolidated Financial Statements.........................     8

      Independent Auditors' Report.......................................    11


    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............    12



PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings...........................................    16

    Item 2.  Changes in Securities.......................................    16

    Item 3.  Defaults Upon Senior Securities.............................    16

    Item 4.  Submission of Matters to a Vote of Security Holders.........    16

    Item 5.  Other Information...........................................    16

    Item 6.  Exhibits and Reports on Form 8-K............................    16


    SIGNATURES...........................................................    17

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                                       BAY STATE GAS COMPANY
                                CONSOLIDATED STATEMENTS OF EARNINGS
                        (Unaudited, in thousands except per share amounts)

                                               Three months ended         Six months ended
                                                    March 31,                  March 31,
                                               1997          1996          1997          1996
-----------------------------------------------------------------------------------------------
Operating revenues:                          $199,879      $181,336      $336,885      $314,081

Operating expenses:
  Recovered natural gas costs                 117,092        98,337       190,577       168,667
  Operations                                   28,159        29,369        53,866        53,282
  Maintenance                                   2,370         2,878         5,309         5,237
  Depreciation and amortization                 7,350         6,385        14,150        12,900
  Other taxes, principally property             3,696         3,521         7,011         6,690
-----------------------------------------------------------------------------------------------
Total operating expenses                      158,667       140,490       270,913       246,776
-----------------------------------------------------------------------------------------------
Operating income                               41,212        40,846        65,972        67,305
-----------------------------------------------------------------------------------------------

Other income:
  Income from investments                         692         1,345         1,423         1,622
  AFUDC and other                                 493           420           694           821
-----------------------------------------------------------------------------------------------
Income before interest and taxes               42,397        42,611        68,089        69,748
-----------------------------------------------------------------------------------------------

Interest income                                   (71)          (86)         (225)         (244)
Interest expense                                4,517         4,459         8,876         8,527
Federal and state taxes on income              15,017        14,693        23,300        23,542
-----------------------------------------------------------------------------------------------

Net income                                     22,934        23,545        36,138        37,923
Dividend requirements on preferred stock           72            75           144           149
-----------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK          $ 22,862      $ 23,470      $ 35,994      $ 37,774
===============================================================================================
Average number of shares outstanding           13,442        13,397        13,440        13,380
===============================================================================================
EARNINGS PER SHARE                           $   1.70      $   1.75      $   2.68      $   2.82
===============================================================================================
DIVIDENDS DECLARED PER COMMON $HARE          $  0.385      $  0.375      $   0.77      $   0.75
===============================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                Twelve months ended
                                                     March 31,
                                                1997           1996
---------------------------------------------------------------------
Operating revenues:                           $451,615       $438,648

Operating expenses:
   Recovered natural gas costs                 248,746        236,950
   Operations                                   96,867         93,808
   Maintenance                                  10,466          9,344
   Depreciation and amortization                27,562         25,962
   Other taxes, principally property            13,062         12,071
---------------------------------------------------------------------
Total operating expenses                       396,703        378,135
---------------------------------------------------------------------
Operating income                                54,912         60,513
---------------------------------------------------------------------

Other income:
   Income from investments                       2,304          1,573
   AFUDC and other                               1,466          1,323
---------------------------------------------------------------------
Income before interest and taxes                58,682         63,409
---------------------------------------------------------------------

Interest income                                   (427)          (575)
Interest expense                                17,112         17,341
Federal and state taxes on income               16,711         17,445
---------------------------------------------------------------------

Net income                                      25,286         29,198
Dividend requirements on preferred stock           289            298
---------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK           $ 24,997       $ 28,900
=====================================================================
Average number of shares outstanding            13,426         13,365
=====================================================================
EARNINGS PER SHARE                            $   1.86       $   2.16
=====================================================================
DIVIDENDS DECLARED PER COMMON SHARE           $   1.54       $   1.50
=====================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31,     September 30,
                                                    1997         1996          1996
-----------------------------------------------------------------------------------
                                                      (Unaudited)          (Audited)
ASSETS:
Plant, at cost                                   $720,631     $674,366     $701,204
Accumulated depreciation & amortization           208,521      189,668      198,389
-----------------------------------------------------------------------------------
Net plant                                         512,110      484,698      502,815
-----------------------------------------------------------------------------------
Investments                                        20,228       15,355       17,601
Prepaid benefit plans                              18,851       23,698       26,733
Other long-term assets                              9,039       10,453        9,697
Current assets:
    Cash and temporary cash investments            15,605       11,004        4,583
    Accounts receivable, less allowances of
    $5,824, $6,353 and $3,557                      91,952       80,410       27,143
    Unbilled revenues                               9,989        9,957        3,709
    Deferred gas costs                             21,014       13,712       27,447
    Inventories, at average cost                   19,476       10,982       24,699
    Other                                           5,478        6,845        6,059
-----------------------------------------------------------------------------------
Total current assets                              163,514      132,910       93,640
-----------------------------------------------------------------------------------
Regulatory assets:
    Income taxes                                   10,914       13,020       12,105
    Other                                          32,259       18,362       21,662
-----------------------------------------------------------------------------------
                                                 $766,915     $698,496     $684,253
===================================================================================

CAPITALIZATION & LIABILITIES:
Capitalization
    Common stock equity                          $253,939     $248,831     $227,986
    Preferred stock equity                          5,010        5,047        5,009
    Long-term debt, net                           216,500      209,500      196,500
-----------------------------------------------------------------------------------
Total capitalization                              475,449      463,378      429,495
-----------------------------------------------------------------------------------
Long-term liabilities:
    Deferred taxes                                 81,574       75,123       80,854
    Other long-term liabilities                    16,539       15,502       16,650
-----------------------------------------------------------------------------------
Total long-term liabilities                        98,113       90,625       97,504
-----------------------------------------------------------------------------------
Commitments and contingencies (note 2)
Current liabilities:
    Short-term debt                                69,500       41,000       64,650
    Current maturities of long-term debt           18,000           --       18,000
    Accounts payable                               52,654       40,629       31,858
    Fuel purchase commitments                      12,008        6,291       21,332
    Refunds due customers                          10,457       22,844       10,427
    Deferred and accrued taxes                     22,789       25,417        3,174
    Other                                           7,945        8,312        7,813
-----------------------------------------------------------------------------------
Total current liabilities                         193,353      144,493      157,254
-----------------------------------------------------------------------------------
                                                 $766,915     $698,496     $684,253
===================================================================================

         The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (In thousands)

                                                      March 31,      September 30,
                                                  1997          1996         1996
---------------------------------------------------------------------------------
                                                      (Unaudited)        (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
    36,000,000 shares; 13,441,974, 13,407,244
    and 13,428,244 shares outstanding         $ 44,812      $ 44,691     $ 44,761
Paid-in-capital                                102,044       101,379      101,784
Retained earnings                              107,083       102,761       81,441
---------------------------------------------------------------------------------
Total common stock equity                      253,939       248,831      227,986
---------------------------------------------------------------------------------
Cumulative preferred stock:
    Non-redeemable cumulative preferred stock    2,572         2,572        2,572
    Redeemable cumulative preferred stock        2,438         2,475        2,437
---------------------------------------------------------------------------------
Total cumulative preferred stock                 5,010         5,047        5,009
---------------------------------------------------------------------------------

Long-term debt:
    Revolving credit agreement                  18,000        13,000       18,000
    Notes                                      216,500       196,500      196,500
---------------------------------------------------------------------------------
Total long-term debt                           234,500       209,500      214,500
Less current maturities of long-term debt       18,000            --       18,000
---------------------------------------------------------------------------------
Long-term debt, net                            216,500       209,500      196,500
---------------------------------------------------------------------------------
TOTAL CAPITALIZATION                          $475,449      $463,378     $429,495
=================================================================================


        The accompanying notes are an integral part of these statements.


                                                    BAY STATE GAS COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited, in thousands)

                                                                  Six months ended        Twelve months ended
                                                                      March 31,                 March 31,
                                                                  1997         1996        1997          1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $36,138      $37,923      $25,286      $29,198
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                               14,150       12,900       27,562       25,962
    Deferred income taxes                                          779         (348)       7,174       (2,993)
    Investment income and AFUDC                                 (1,817)      (2,392)      (3,659)      (2,662)
Changes in operating assets and liabilities:
    Accounts receivable                                        (64,809)     (58,166)     (11,542)      (8,987)
    Unbilled revenues                                           (6,280)      (6,210)         (32)      (1,056)
    Accounts payable                                            20,796       11,464       12,025        8,128
    Taxes                                                       20,747       20,298       (1,245)       8,435
    Deferred gas costs and refunds due customers                 6,463       (6,606)     (19,689)     (29,918)
    Prepaid benefit plans                                        7,882       (2,228)       4,847       (2,937)
    Other                                                      (13,261)      (9,002)     (14,893)     (10,384)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             20,788       (2,367)      25,834       12,786
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                             (23,576)     (17,231)     (52,586)     (42,620)
Proceeds from sale of rental assets                               --         20,667         --         20,667
Other investments                                                 (855)      (3,577)      (1,932)      (6,163)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                          (24,431)        (141)     (54,518)     (28,116)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                           311        1,220          786        1,454
Dividends on common stock                                      (10,352)     (10,038)     (20,675)     (20,050)
Dividends on preferred stock                                      (144)        (149)        (289)        (298)
Issuances of long-term debt                                     20,000       17,000       25,000       30,000
Retirements of preferred stock and long-term debt                 --         (6,602)         (37)     (13,672)
Short-term debt                                                  4,850        9,500       28,500       23,050
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       14,665       10,931       33,285       20,484
-------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH
    AND TEMPORARY CASH INVESTMENTS                              11,022        8,423        4,601        5,154
Cash and temporary cash investments at beginning of perios       4,583        2,581       11,004        5,850
-------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period           $15,605      $11,004      $15,605      $11,004
=============================================================================================================
Supplemental cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                        $ 9,784      $ 8,724      $19,240      $17,102
=============================================================================================================
  Income taxes                                                 $ 2,513      $ 4,472      $ 9,976      $10,480
=============================================================================================================

            The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                             March 31, 1997 and 1996
                                   (Unaudited)

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

Because of the seasonal nature of the Company's business, the results of operations for the three months and six months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

CAPACITY REQUIREMENTS. The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). An agreement has been reached with PPLC that will extend the lease to April 30, 1998. Long-term, two projects to replace the capacity provided by the PPLC lease, and for additional capacity expansion are being pursued, a 2.0 million MMBtu liquefied natural gas ("LNG") storage facility in Wells, Maine ("Wells LNG"), and the Portland Natural Gas Transmission System ("PNGTS"). While the Company believes that PNGTS will be in service by November 1, 1998, in the event that it is not in service by that date, contingency plans have been developed to ensure that the energy needs of the Company's service territories in New Hampshire and Maine will be met for the 1998 - 1999 winter heating season.

INVESTMENTS. The following table summarizes the Company's current investments
(in thousands):

                               Ownership      Investments at March 31,
                             percentages           1997          1996
---------------------------------------------------------------------
PNGTS                              17.8%         $9,701        $6,102
Wells LNG                         100.0%          7,078         6,013
MASSPOWER                          17.5%          3,415         3,143
Other                                 --             34            97
---------------------------------------------------------------------
Total                                           $20,228       $15,355
---------------------------------------------------------------------


PNGTS is an interstate pipeline that will extend 272 miles from the US-Canadian border to the New Hampshire-Massachusetts border. The PNGTS project is scheduled to be completed and available for service in November 1998. In April 1997, the FERC issued a Draft Environmental Impact Statement for the southern-most portion of PNGTS. This statement concludes that approval of the proposed project would have limited environmental impact. It represents an important milestone in the development of the PNGTS project and will help ensure that the construction can be completed by November 1, 1998.

In September 1996, the FERC issued a "Notice of Intent" to the Company to prepare a supplement to its January 1996 Draft Environmental Impact Statement to consider alternate sites for Wells LNG. This supplement was issued January 30, 1997. The schedule for public comment, review, and issuance of the Final Environmental Impact Statement is expected this summer. With this approval, construction can begin during 1997 for completion by November 1999, as currently contemplated by the Company.

Notes to Consolidated Financial Statements
March 31, 1997 and 1996
(Unaudited)


Amounts invested to date in PNGTS and Wells LNG consist principally of the Company's share of feasibility, engineering, legal, and other costs of developing each project, and the carrying costs on these expenditures. Full recovery of these investments is dependent upon the receipt of satisfactory regulatory treatment.

While the completion of these projects is subject to a number of factors beyond the Company's control, management believes that these projects, as well as recovery of the investments, will be successful.

MASSPOWER is a cogeneration facility which has been in operation since 1993. The Company is seeking buyers for its 17.5% equity interest in MASSPOWER. The Company only intends to sell its equity interest in MASSPOWER if the sale would provide a fair value for this investment.

LONG-TERM OBLIGATIONS. The Company has long-term contracts for the purchase, storage, and delivery of approximately half of the Company's gas supplies. Additionally, the Company has a long-term agreement for firm transportation on the proposed PNGTS. Certain of these contracts contain minimum purchase provisions which, in the opinion of management, are not in excess of the Company's requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, the Company has accrued $4.9 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarters ended March 31, 1997 and 1996 were $283,000 and $1,350,000, respectively. Exclusive of amounts accrued for future expenditures, at March 31, 1997 and 1996, approximately $4.9 million and $4.6 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs in Massachusetts, Maine, and New Hampshire are being recovered from customers over five to ten years.

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

NOTE 3 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended March 31, 1997, and for the years ended September 30 are set forth below.


                                                           Year ended September 30
                                       March   -----------------------------------------------
(Dollars in thousands)                  1997      1996      1995      1994      1993      1992
                                     ---------------------------------------------------------
Earnings:
  Net income                         $25,286   $27,072   $23,128   $24,485   $22,807   $18,363
  Adjustments:
   Income taxes                       16,711    16,953    14,575    15,642    13,726    11,250
   Fixed charges (see below)          20,278    20,187    19,365    17,359    15,906    15,170
                                     ---------------------------------------------------------
Total adjusted earnings              $62,275   $64,212   $57,068   $57,486   $52,439   $44,783
                                     =========================================================
Fixed charges:
  Total interest expense             $17,583   $17,345   $17,300   $15,305   $13,610   $13,073
  Interest component of rents          2,695     2,842     2,065     2,054     2,296     2,097
                                     ---------------------------------------------------------
Total fixed charges                  $20,278   $20,187   $19,365   $17,359   $15,906   $15,170
                                     =========================================================

Ratio of earnings to fixed charges      3.07      3.18      2.95      3.31      3.30      2.95
                                     =========================================================

Independent Auditors' Review Report
-----------------------------------


The Board of Directors
Bay State Gas Company:



We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings for the three months, six months, and twelve months then ended and the related statements of cash flows for the six months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1996, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein) and, in our report dated October 24, 1996, we expressed an unqualified opinion on those consolidated financial statements.



                                                         KPMG PEAT MARWICK LLP


Boston, Massachusetts
April  28, 1997

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------



RESULTS OF OPERATIONS
Earnings and dividends
----------------------

For the three months ended March 31, 1997, operating revenues were $199.9 million, up from $181.3 million in the prior year, while earnings per share was $1.70 versus $1.75 a year earlier. Earnings per share decreased primarily due to weather, which was 8.7% warmer than the same period last year, and 5.1% warmer than normal. The negative impact of warm weather on earnings was partially offset by the addition of more than 6,600 customers within the past 12-month period and a decline in operating expenses other than recovered natural gas costs.

For the six months ended March 31, 1997 earnings per share were $2.68 down 5% from $2.82 a year earlier. For the twelve-month period ended March 31, 1997, earnings per share were $1.86 compared to $2.16 for the same period the year before. The decrease in earnings for these periods is primarily the result of weather which was 7.6% warmer than the prior year for the six-month period, and 7.9% warmer than the prior year for the twelve-month period.

Dividends declared per common share were $.385 for the three-month period ended March 31, 1997, compared to $.375 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.54 per common share, up from the $1.50 annualized dividend last year. For the twelve-month period ended March 31, 1997, dividends declared were $1.54, compared to $1.50 for the same period in the prior year. On May 1, 1997, the quarterly common stock dividend was increased 2.6% to .395 per share, indicating an annualized dividend of $1.58 per share.



Operating revenues
------------------

Revenues and income before interest and taxes for the Company's three business segments for the six months ended March 31, 1997 and 1996 were as follows:

                                      Operating           Income (loss) before
                                      revenues             interest and taxes
--------------------------------------------------------------------------------
In thousands                      1997         1996         1997         1996
--------------------------------------------------------------------------------
Local Transportation          $326,503     $305,105      $67,460      $65,603
Energy Products & Services      12,427       10,742       (1,051)       1,732
Energy Ventures                 44,182       38,634        1,680        2,413
Intersegment eliminations      (46,227)     (40,400)          --           --
--------------------------------------------------------------------------------
Total                         $336,885     $314,081      $68,089      $69,748
--------------------------------------------------------------------------------


Intersegment eliminations of revenues consist primarily of sales from an interstate pipeline within the Energy Ventures business segment to the local distribution companies within the Local Transportation business segment.

Local Transportation

The following table details the components of Local Transportation revenues for the six months ended March 31, 1997 and 1996:

     In thousands                                           1997         1996
     ------------------------------------------------------------------------
     Transportation only customers                      $  6,330     $  3,651
     Transportation for natural gas sales customers      118,228      121,872
     ------------------------------------------------------------------------
     Transportation revenues                             124,558      125,523
     Natural gas sales                                   193,937      172,228
     ------------------------------------------------------------------------
     Transportation and natural gas sales                318,495      297,751
     Other                                                 8,008        7,354
     ------------------------------------------------------------------------
     Total Local Transportation revenues                $326,503     $305,105
     ------------------------------------------------------------------------


Primarily as the result of warmer weather, transportation revenues decreased for the six months from the same period prior year. For the six-month period ended March 31, 1997, the weather was 4.1% warmer than normal and 7.6% warmer than the comparative period in 1996. Revenues were positively impacted in fiscal year 1997 by the addition of 6,600 customers.

For the six-month period ended March 31, 1997, revenues from natural gas sales grew by 12.6%, primarily due to higher recovered natural gas costs in the current year.

Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals, and liquefaction services. The increase in other revenues for the comparable six-month period is primarily the result of increased customer service revenues.

Energy Products & Services

The following table details the components of Energy Products & Services revenues for the six months ended March 31, 1997 and 1996:

               In thousands                1997        1996
               --------------------------------------------
               Propane                  $ 7,760     $ 6,794
               Water heater rentals       2,257       2,132
               Appliance repair           1,777       1,763
               insurance
               Other                        633          53
               --------------------------------------------
               Total                    $12,427     $10,742
               --------------------------------------------

Revenues from Energy Products & Services grew by 15.7% for the six-month period. This increase is primarily the result of propane revenues, which increased due to higher sales volumes and higher propane fuel prices. Water heater rental revenues and appliance repair insurance revenues are consistent for the comparative periods. Increases in other revenues are due to the growth of the energy advisory service business.

Energy Ventures

This business segment currently manages an interstate pipeline, and participates in three major projects: MASSPOWER, an operating cogeneration facility; PNGTS; and Wells LNG. Operating revenues and income within Energy Ventures are primarily generated by the interstate pipeline, which had operating income of $335,000 for the six months ended March 31, 1997 and $565,000 for the same period prior year. For the twelve month periods ended March 31, 1997 the pipeline had operating income of $168,000 and $1.2 million, respectively. The decrease in operating income for the six- and twelve- month periods are primarily the result of large increases in outside services expenses due to rate case proceedings for this pipeline. These proceedings should be completed during the summer of 1997.

Income from the investment in MASSPOWER was $531,000 and $406,000 for the six months ended March 31, 1997 and 1996, respectively, and $794,000 and $244,000 for the twelve month periods ended March 31, 1997 and 1996, respectively. The company is currently seeking a buyer for its 17.5% equity interest in MASSPOWER, which has been a successful investment, but does not represent a future core business.

Operating expenses
------------------

Total operating expenses, for the three- and six- month periods ended March 31, 1997 were $158.7 million and $270.9 million, compared to $140.5 million and $246.8 million for the same periods, prior year. Operating expenses for the twelve-month period ended March 31, 1997 were $396.7 million compared to $378.1 million for the prior twelve months. These increases in operating expenses are primarily attributable to the increases in recovered natural gas costs.

Interest expense and dividend requirements on preferred stock
-------------------------------------------------------------

Interest expense for the six-month period ended March 31, 1997 was $8.9 million, compared to $8.5 million for the same period last year. For the twelve months ended March 31, 1997, interest expense was $17.1 million, compared to $17.3 million for 1996. The decrease in interest expense for the twelve month period is primarily the result of retirement of long-term debt during the twelve months ended March 31, 1997.

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

Total net short-term debt is up approximately $29 million from March 31, 1996 to March 31, 1997.

Cash flows from operating activities have increased over the twelve-month period ending March 31, 1997, primarily due to decreasing deferred gas costs related to a change in the rate structure in the Massachusetts service territory resulting in larger collections from customers during the winter seasons.

Capital expenditures for plant increased by $6.3 million for the six-month period and $10.0 million for the twelve-month period ended March 31, 1997, as compared to the year before. An accelerated Metscan installation program has been on going during fiscal 1997, increasing the capital additions related to these installations by approximately $4.3 million over the prior year six-month period. The warmer weather during the first six months of fiscal 1997 also contributed to the increase in capital expenditures by enabling the Company to complete more capital additions during this period than in the prior year.

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

PART II.  OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings
-------------------------

        There were no material legal proceedings instituted in the second quarter of fiscal 1997, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.


Item 2. Changes in Securities
-----------------------------

        None.


Item 3. Defaults Upon Senior Securities
---------------------------------------

        None.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None.


Item 5. Other Information
-------------------------

        None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits:

               15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702
               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     BAY STATE GAS COMPANY
                                     ---------------------
                                     (Registrant)




                                     By: /s/ Thomas W. Sherman
                                         -------------------------------
                                         Thomas W. Sherman
                                         Executive Vice President and Chief
                                         Financial and Accounting Officer





                                     By: /s/ Stephen J. Curran
                                         -------------------------------
                                         Stephen J. Curran
                                         Controller



Date:  May 13, 1997