Form 10-Q
period 1997-06-30
BAY STATE GAS CO /NEW/
filed 1997-08-12
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1997

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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at July 31, 1997
                   -----                     ----------------------------

      Common Stock, $3.33 1/3 par value           13,481,474  Shares

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements

      Consolidated Statements of Earnings - Three months, nine months,
      and twelve months ended June 30, 1997 and 1996 ......................   3

      Consolidated Balance Sheets at June 30, 1997, 1996
      and September 30, 1996 ..............................................   5

      Consolidated Statements of Capitalization at June 30,
      1997, 1996 and September 30, 1996 ...................................   6

      Consolidated Statements of Cash Flows - Nine months and
      twelve months ended June 30, 1997 and 1996 ..........................   7

      Notes to Consolidated Financial Statements ..........................   8

      Independent Auditors' Report ........................................  11


    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............  12



PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings ............................................  16

    Item 2.  Changes in Securities ........................................  16

    Item 3.  Defaults Upon Senior Securities ..............................  16

    Item 4.  Submission of Matters to a Vote of Security Holders ..........  16

    Item 5.  Other Information ............................................  16

    Item 6.  Exhibits and Reports on Form 8-K .............................  16


    SIGNATURES ............................................................  17

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                                Three months ended         Nine months ended
                                                      June 30,                  June 30,
                                                 1997         1996         1997          1996
-----------------------------------------------------------------------------------------------
Operating revenues:                            $84,624      $67,737      $421,580      $381,818

Operating expenses:
   Recovered natural gas costs                  47,656       34,428       238,233       203,095
   Operations                                   24,402       21,363        78,337        74,645
   Maintenance                                   2,595        2,616         7,905         7,853
   Depreciation and amortization                 7,374        6,619        21,525        19,519
   Other taxes, principally property             3,123        3,049        10,134         9,739
-----------------------------------------------------------------------------------------------
Total operating expenses                        85,150       68,075       356,134       314,851
-----------------------------------------------------------------------------------------------
Operating income (loss)                           (526)        (338)       65,446        66,967
-----------------------------------------------------------------------------------------------

Other income:
   Income from sale of MASSPOWER                13,283           --        13,283            --
   Income from investments                         881          719         2,304         2,340
   AFUDC and other                               1,680          362         2,375         1,183
-----------------------------------------------------------------------------------------------
Income before interest and taxes                15,318          743        83,408        70,490
-----------------------------------------------------------------------------------------------

Interest income                                    (31)        (104)         (256)         (349)
Interest expense                                 4,990        4,412        13,867        12,939
Federal and state taxes on income                4,261         (706)       27,561        22,836
-----------------------------------------------------------------------------------------------

Net income (loss)                                6,098       (2,859)       42,236        35,064
Dividend requirements on preferred stock            72           73           216           222
-----------------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $ 6,026      $(2,932)     $ 42,020      $ 34,842
===============================================================================================
Average number of shares outstanding            13,450       13,409        13,443        13,390
===============================================================================================
EARNINGS (LOSS)  PER SHARE                     $  0.45      $ (0.22)     $   3.13      $   2.60
===============================================================================================
DIVIDENDS DECLARED PER COMMON SHARE            $ 0.395      $ 0.385      $  1.165      $  1.135
===============================================================================================

        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                                        Twelve months ended
                                                              June 30,
                                                         1997         1996
----------------------------------------------------------------------------
Operating revenues:                                   $468,573      $430,691

Operating expenses:
   Recovered natural gas costs                         261,975       228,463
   Operations                                           99,975        93,997
   Maintenance                                          10,445         9,798
   Depreciation and amortization                        28,318        26,022
   Other taxes, principally property                    13,136        12,423
----------------------------------------------------------------------------
Total operating expenses                               413,849       370,703
----------------------------------------------------------------------------
Operating income                                        54,724        59,988
----------------------------------------------------------------------------

Other income:
   Income from sale of MASSPOWER                        13,283            --
   Income from investments                               2,466         2,112
   AFUDC and other                                       2,785         1,411
----------------------------------------------------------------------------
Income before interest and taxes                        73,258        63,511
----------------------------------------------------------------------------

Interest income                                           (354)         (468)
Interest expense                                        17,690        17,177
Federal and state taxes on income                       21,678        18,173
----------------------------------------------------------------------------

Net income                                              34,244        28,629
Dividend requirements on preferred stock                   288           294
----------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                   $ 33,956      $ 28,335
============================================================================
Average number of shares outstanding                    13,437        13,380
============================================================================
EARNINGS PER SHARE                                    $   2.53      $   2.12
============================================================================
DIVIDENDS DECLARED PER COMMON SHARE                   $   1.55      $   1.51
============================================================================



        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         June 30,      September 30,
                                                    1997        1996           1996
-----------------------------------------------------------------------------------
                                                      (Unaudited)          (Audited)
ASSETS:
Plant, at cost                                   $722,142     $686,297     $701,204
Accumulated depreciation & amortization           211,958      193,759      198,389
-----------------------------------------------------------------------------------
Net plant                                         510,184      492,538      502,815
-----------------------------------------------------------------------------------
Investments (note 2)                               18,124       17,054       17,601
Prepaid benefit plans                              18,361       24,467       26,733
Other long-term assets                              8,731       10,448        9,697
Current assets:
    Cash and temporary cash investments             4,962        4,230        4,583
    Accounts receivable, less allowances of
    $6,526, $5,379 and $3,557                      51,258       40,914       27,143
    Unbilled revenues                               3,669        3,644        3,709
    Deferred gas costs                             22,282       18,450       27,447
    Inventories, at average cost                   25,320       20,416       24,699
    Other                                           5,326        5,639        6,059
-----------------------------------------------------------------------------------
Total current assets                              112,817       93,293       93,640
-----------------------------------------------------------------------------------
Regulatory assets:
    Income taxes                                   10,866       11,948       12,105
    Other                                          32,682       20,474       21,662
-----------------------------------------------------------------------------------
                                                 $711,765     $670,222     $684,253
===================================================================================

CAPITALIZATION & LIABILITIES:
Capitalization
    Common stock equity                          $255,467     $240,843     $227,986
    Preferred stock equity                          4,986        5,033        5,009
    Long-term debt, net                           234,500      209,500      196,500
-----------------------------------------------------------------------------------
Total capitalization                              494,953      455,376      429,495
-----------------------------------------------------------------------------------
Long-term liabilities:
    Deferred taxes                                 80,421       75,391       80,854
    Other long-term liabilities                    14,571       17,445       16,650
-----------------------------------------------------------------------------------
Total long-term liabilities                        94,992       92,836       97,504
-----------------------------------------------------------------------------------
Commitments and contingencies (note 2)
Current liabilities:
    Short-term debt                                14,000       31,750       64,650
    Current maturities of long-term debt               --           --       18,000
    Accounts payable                               37,403       33,435       31,858
    Fuel purchase commitments                      15,212       13,171       21,332
    Refunds due customers                          26,719       21,607       10,427
    Deferred and accrued taxes                     20,582       14,311        3,174
    Other                                           7,904        7,736        7,813
-----------------------------------------------------------------------------------
Total current liabilities                         121,820      122,010      157,254
-----------------------------------------------------------------------------------
                                                 $711,765     $670,222     $684,253
===================================================================================



        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (In thousands)

                                                            June 30,      September 30,
                                                       1997         1996          1996
--------------------------------------------------------------------------------------
                                                           (Unaudited)        (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
   36,000,000 shares; 13,480,474, 13,412,244 and
   13,428,244 shares outstanding                     $ 44,940     $ 44,707     $ 44,761
Paid-in-capital                                       102,727      101,467      101,784
Retained earnings                                     107,800       94,669       81,441
---------------------------------------------------------------------------------------
Total common stock equity                             255,467      240,843      227,986
---------------------------------------------------------------------------------------
Cumulative preferred stock:
   Non-redeemable cumulative preferred stock            2,572        2,572        2,572
   Redeemable cumulative preferred stock                2,414        2,461        2,437
---------------------------------------------------------------------------------------
Total cumulative preferred stock                        4,986        5,033        5,009
---------------------------------------------------------------------------------------

Long-term debt:
   Revolving credit agreement                          18,000       13,000       18,000
   Notes                                              216,500      196,500      196,500
---------------------------------------------------------------------------------------
Total long-term debt                                  234,500      209,500      214,500
Less current maturities of long-term debt                  --           --       18,000
---------------------------------------------------------------------------------------
Long-term debt, net                                   234,500      209,500      196,500
---------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                 $494,953     $455,376     $429,495
=======================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                           Nine months ended         Twelve months ended
                                                               June 30,                    June 30,
                                                          1997          1996          1997          1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 42,236      $ 35,064      $ 34,244      $ 28,629
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           21,525        19,519        28,318        26,022
  Deferred income taxes                                     (495)          628         5,620         1,735
  Gain from sale of MASSPOWER                             (7,829)           --        (7,829)           --
  Investment income and AFUDC                             (2,239)       (2,871)       (7,196)       (3,449)
Changes in operating assets and liabilities:
  Accounts receivable                                    (24,115)      (18,670)      (10,344)        3,386
  Accounts payable                                         5,285         4,270         3,708         5,893
  Taxes                                                   13,255         9,556         1,309         1,148
  Deferred gas costs and refunds due customers            21,457       (12,581)        1,280       (34,426)
  Prepaid benefit plans                                    8,372        (2,997)        6,106        (4,555)
  Other                                                  (19,471)      (11,094)      (15,517)      (13,246)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 57,981        20,824        39,699        11,137
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                       (38,422)      (31,942)      (52,583)      (43,851)
Proceeds from sale of MASSPOWER                           17,000          --          17,000          --
Proceeds from sale of building                            10,524          --          10,524          --
Proceeds from sale of rental assets                         --          20,667          --          20,667
Other investments                                         (1,276)       (4,438)       (1,492)       (6,480)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                    (12,174)      (15,713)      (26,551)      (29,664)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                   1,122         1,324         1,493         1,371
Dividends on common stock                                (15,661)      (15,198)      (20,824)      (20,204)
Dividends on preferred stock                                (216)         (222)         (288)         (294)
Issuances of long-term debt                               20,000        17,000        25,000        25,000
Retirements of preferred stock and long-term debt            (23)       (6,616)          (47)      (13,686)
Short-term debt                                          (50,650)          250       (17,750)       25,800
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (45,428)       (3,462)      (12,416)       17,987
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS                             379         1,649           732          (540)
Cash and temporary cash investments at
  beginning of period                                      4,583         2,581         4,230         4,771
----------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period    $  4,962      $  4,230      $  4,962      $  4,231
==========================================================================================================
Supplemental cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                 $ 14,543      $ 13,453      $ 19,270      $ 17,265
==========================================================================================================
  Income taxes                                          $  8,462      $ 10,926      $  9,471      $ 12,197
==========================================================================================================



        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1996 and the subsequent quarterly reports of December 31, 1996 and March 31, 1997.

Because of the seasonal nature of the Company's business, the results of operations for the three months and nine months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full fiscal year.

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

INVESTMENTS. The following table summarizes the Company's current investments (in thousands):


                               Ownership       Investments at June 30,
                             percentages           1997          1996
 --------------------------------------------------------------------
 PNGTS                             17.8%        $10,712        $7,266
 Wells LNG                        100.0%          7,378         6,739
 MASSPOWER                            --             --         2,961
 Other                                --             34            88
 --------------------------------------------------------------------
 Total                                          $18,124       $17,054
 --------------------------------------------------------------------

PNGTS is an interstate pipeline that will extend 272 miles from the US-Canadian border to the New Hampshire-Massachusetts border. The PNGTS project is scheduled to be completed and available for service in November 1998. In July 1997, the FERC issued a Final Environmental Impact Statement for the southern-most portion of PNGTS which concludes that approval of the proposed project would have limited environmental impact, and issued a Final Certificate for Public Convenience and Necessity. In July 1997, the Site Evaluation Committee of the State of New Hampshire unanimously approved the PNGTS project. Final FERC approval, as well as approvals in Maine, Vermont and Massachusetts are expected in future months. Additionally, approvals from the National Energy Board in Canada are required for facilities north of the US border.

In July 1997, the FERC issued a Final Environmental Impact Statement to the Company determining that the proposed Wells LNG facility would result in limited adverse environmental impact during construction and

Notes to Consolidated Financial Statements
June 30, 1997 and 1996
(Unaudited)


operation. Pending final FERC approval by early fall 1997, construction may begin for completion by November 1999, as currently contemplated by the Company.

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

On June 30, 1997 Bay State Gas Company sold a subsidiary which owned the Company's 17.5% equity investment in the MASSPOWER electric cogeneration facility, located in Springfield, Massachusetts, to Energy Investors Fund Group of Boston for $17.0 million.

Also in June, Bay State's affiliate, Bay State Energy Enterprises, sold its one-third interest in KBC Energy Services to the two remaining partners, Connecticut Natural Gas Corporation and an affiliate of Koch Gas Services. Established in 1995, KBC Energy Services has been marketing nonregulated natural gas and energy-related services to residential, commercial, and industrial end-users, primarily in the Northeast.

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

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, the Company has accrued $4.9 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarters ended June 30, 1997 and 1996 were approximately $279,000 and $47,000, respectively. Exclusive of amounts accrued for future expenditures, at June 30, 1997 and 1996, approximately $4.7 million and $4.4 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs in Massachusetts, Maine and New Hampshire are being recovered from customers over five to ten years.

REGULATORY MATTERS. Significant regulatory assets arising from the rate-making process associated with income taxes, company restructuring costs, employee benefits, and environmental response costs have been recorded. In July 1997 the State of Maine's Public Utilities Commission approved a request to defer the costs, net of deferred tax effects, incurred in carrying out a restructuring of its operations in order to improve efficiency and reduce costs for Northern Utilities ("Northern"), a subsidiary of the Bay State Gas Company. The Commission requires Northern to amortize the deferred costs to its income statement over a five-year period, beginning no later than July 1, 1997. Based on its assessments of decisions by regulatory authorities, management believes that all regulatory assets will be settled at recorded amounts through specific provisions of current and future rate orders.

LITIGATION. The Company is involved in various legal actions and claims arising in the normal course of business. Management does not believe that the outcome of any action or claim will have a material adverse effect upon the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 3 - SALE OF OFFICE BUILDING

On June 30, 1997 Bay State Gas Company executed a sale and leaseback of its Westborough, Massachusetts headquarters building with Trinet Corporate Realty Trust, Incorporated. Bay State sold the 88,000 square-foot building and ten acres of land for $10.5 million. The Company then leased back the building, under an operating lease, with a fifteen-year term and two five-year options to extend.


NOTE 4 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended June 30, 1997, and for the years ended September 30 are set forth below.

                                                                    Year ended September 30
                                         June      -------------------------------------------------------
 (Dollars in thousands)                  1997       1996        1995        1994        1993        1992
                                       -------------------------------------------------------------------
 Earnings:
  Net income                           $34,244     $27,072     $23,128     $24,485     $22,807     $18,363
  Adjustments:
   Income taxes                         21,678      16,953      14,575      15,642      13,726      11,250
   Fixed charges (see below)            20,802      20,187      19,365      17,359      15,906      15,170
                                       -------------------------------------------------------------------
Total adjusted earnings                $76,724     $64,212     $57,068     $57,486     $52,439     $44,783
                                       ===================================================================

Fixed charges:
  Total interest expense               $17,983     $17,345     $17,300     $15,305     $13,610     $13,073
  Interest component of rents            2,819       2,842       2,065       2,054       2,296       2,097
                                       -------------------------------------------------------------------

Total fixed charges                    $20,802     $20,187     $19,365     $17,359     $15,906     $15,170
                                       ===================================================================

Ratio of earnings to fixed charges        3.69        3.18        2.95        3.31        3.30        2.95
                                       ===================================================================


Independent Auditors' Review Report
-----------------------------------


The Board of Directors
Bay State Gas Company:



We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings for the three months, nine months, and twelve months then ended and the related statements of cash flows for the nine months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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



                                                         KPMG PEAT MARWICK LLP


Boston, Massachusetts
July  22, 1997

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------



RESULTS OF OPERATIONS
Earnings and Dividends
----------------------

For the three months ended June 30, 1997, operating revenues were $84.6 million, up from $67.7 million in the prior year, while earnings per share were $0.45 versus a loss of $0.22 a year earlier. Excluding the $0.58 per share gain from the sale of the subsidiary that held the MASSPOWER investment, the company experienced a loss of $0.13 per share. Earnings per share increased primarily due to weather, which was 12.7% colder than the same period last year and 12.9% colder than normal, and increased operating revenues.

For the nine months ended June 30, 1997 earnings per share, excluding the $0.58 per share gain from the MASSPOWER sale, were $2.55, down 2% from $2.60 a year earlier. For the twelve-month period ended June 30, 1997, earnings per share, excluding the $0.58 per share gain from the MASSPOWER sale, were $1.95 compared to $2.12 for the same period the year before. The decrease in earnings for these periods is primarily the result of weather which was 4.8% warmer than the prior year for the nine-month period, and 5.7% warmer than the prior year for the twelve-month period.

Dividends declared per common share were $.395 for the three-month period ended June 30, 1997, compared to $.385 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.58 per common share, up from the $1.54 annualized dividend last year. For the twelve-month period ended June 30, 1997, dividends declared were $1.55, compared to $1.51 for the same period in the prior year.


Operating Revenues
------------------

Revenues and income before interest and taxes for the Company's three business segments for the nine months ended June 30, 1997 and 1996 were as follows:

                                    Operating              Income (loss) before
                                     revenues               interest and taxes
 -------------------------------------------------------------------------------
 In thousands                   1997          1996           1997          1996
 -------------------------------------------------------------------------------
 Local Transportation       $407,896      $369,155        $69,114       $65,303

 Energy Products &
 Services                     16,829        14,198         (1,272)        2,045

 Energy Ventures              61,935        58,461         15,566         3,142

 Intersegment eliminations   (65,080)      (59,996)            --            --
 -------------------------------------------------------------------------------
 Total                      $421,580      $381,818        $83,408       $70,490
 -------------------------------------------------------------------------------

Intersegment eliminations of revenues consist primarily of sales from an interstate pipeline within the Energy Ventures business segment to the local distribution companies within the Local Transportation business segment.

Local Transportation


The following table details the components of Local Transportation revenues for the nine months ended June 30, 1997 and 1996:


       In thousands                                        1997       1996
       --------------------------------------------------------------------
       Transportation only customers                    $  8,621   $  5,260
       Transportation for natural gas sales customers    143,534    146,141
       --------------------------------------------------------------------
       Transportation revenues                           152,155    151,401
       Natural gas sales                                 243,546    208,024
       --------------------------------------------------------------------
       Transportation and natural gas sales              395,701    359,425
       Other                                              12,195      9,730
       --------------------------------------------------------------------
       Total Local Transportation revenues              $407,896   $369,155
       --------------------------------------------------------------------

Revenues were positively impacted in fiscal year 1997 by the addition of 6,600 customers.

For the nine-month period ended June 30, 1997, revenues from natural gas sales grew by 17.1%, primarily due to higher recovered natural gas costs in the current year.

Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals, and liquefaction services. The increase in other revenues for the comparable nine-month period is primarily the result of increased customer service revenues.

Energy Products & Services

The following table details the components of Energy Products & Services revenues for the nine months ended June 30, 1997 and 1996:

          In thousands                            1997          1996
          ----------------------------------------------------------
          Propane                              $10,067        $8,754
          Water heater rentals                   3,696         3,223
          Appliance repair insurance             2,147         2,144
          Other                                    919            77
          ----------------------------------------------------------
          Total                                $16,829       $14,198
          ----------------------------------------------------------

Revenues from Energy Products & Services grew by 18.0% for the nine-month period. This increase is primarily the result of propane revenues, which increased due to higher sales volumes and higher propane fuel prices. Water heater rental revenues and appliance repair insurance revenues are consistent for the comparative periods. Increases in other revenues are due to the growth of the energy advisory service business.

Energy Ventures

This business segment currently manages an interstate pipeline, and participates in two major projects under development: PNGTS and Wells LNG. Operating revenues and income within Energy Ventures are primarily generated by the interstate pipeline, which had operating income of $419,000 for the nine months ended June 30, 1997 and $456,000 for the same period prior year. For the twelve month periods ended June 30, 1997 and 1996, the pipeline had operating income of $361,000 and $868,000, respectively. The decrease in operating income for the twelve- month period is primarily the result of large increases in outside services expenses due to rate case proceedings for this pipeline. These proceedings should be completed during the summer of 1997.

Excluding the gain from the sale of the subsidiary that held the investment in MASSPOWER, income from this investment was $1.4 million and $1.3 million for the nine months ended June 30, 1997 and 1996, respectively, and $1.3 million and $1.1 million for the twelve month periods ended June 30, 1997 and 1996, respectively.

OPERATING EXPENSES

Total operating expenses, for the three- and nine- month periods ended June 30, 1997 were $85.2 million and $356.1 million, compared to $68.1 million and $314.9 million for the same periods, prior year. Operating expenses for the twelve-month period ended June 30, 1997 were $413.8 million compared to $370.7 million for the prior twelve months. These increases in operating expenses are primarily attributable to the increases in recovered natural gas costs and in costs associated with developing the Energy Products & Services business.

INTEREST EXPENSE AND DIVIDEND REQUIREMENTS ON PREFERRED STOCK

Interest expense for the nine-month period ended June 30, 1997 was $13.9 million, compared to $12.9 million for the same period last year. For the twelve months ended June 30, 1997, interest expense was $17.7 million, compared to $17.2 million for 1996. The increase in interest expense for the nine- and twelve- month periods is primarily the result of increased levels of long-term debt.

Dividend requirements on preferred stock were relatively flat for the comparative periods.


LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the gas distribution business creates large short-term working capital requirements to finance customer accounts receivable and deferred gas costs, as well as construction expenditures. Short-term funds are obtained from the issuance of commercial paper, traditional bank lines of credit, and demand loans under Fuel Purchase Agreements.

Total net short-term debt is down approximately $18 million from June 30, 1996 to June 30, 1997. This decrease in short-term debt is primarily due to the sale of the Company's interest in MASSPOWER and the sale and lease-back of the Company's office building in Westborough, Massachusetts, both of which occurred in June, 1997.

Cash flows from operating activities have increased over the twelve-month period ending June 30, 1997, primarily due to decreasing deferred gas costs related to a change in the rate structure in the Massachusetts service territory resulting in larger collections from customers during the winter seasons.

Capital expenditures for plant increased by $6.5 million for the nine-month period and $8.7 million for the twelve-month period ended June 30, 1997, as compared to the year before. An accelerated automated meter reading device installation program has been ongoing during fiscal 1997, increasing the capital additions related to these installations by approximately $4.8 million over the prior year nine-month period.

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

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings
-------------------------

          There were no material legal proceedings instituted in the third quarter of fiscal 1997, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.


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

          None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a) Exhibits:

               15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702
               27.  Financial Data Schedule


          (b)  Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 1997:

               Date Filed            Items Reported
               ----------            --------------

               July 1, 1997          Item 5.  Other Events
                                     Item 7.  Financial Statements and Exhibits

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



Date: August 12, 1997