Form 10-K405
period 1997-09-30
BAY STATE GAS CO /NEW/
filed 1997-12-08
CIK 10488

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of registrant's voting stock held by non-affiliates as of November 14, 1997 was $363,065,216*.

     On November 14, 1997 the Company had 13,508,594 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                                 PART OF FORM 10-K
                  ---------                                 -----------------
   Portions of the Proxy Statement for the
    Annual Meeting of Common Shareholders                        Part III
       to be held on January 22, 1998.

                            ------------------------

* Calculated by excluding all shares held by directors and executive officers of Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.
================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
     Item 1. Business:
             The Company...............................................................    3
             Utility...................................................................    3
             Competition...............................................................    4
             Natural Gas Sales.........................................................    4
             Capacity Requirements.....................................................    4
             Regulation and Rates......................................................    5
             Franchises................................................................    6
             Energy Products & Services................................................    6
             Energy Ventures...........................................................    6
             Employees.................................................................    6
             Executive Officers of the Registrant......................................    6
     Item 2. Properties................................................................    7
     Item 3. Legal Proceedings.........................................................    7
     Item 4. Submission of Matters to a Vote of Security Holders.......................    7

PART II
     Item 5. Market for the Registrant's Common Equity and Related Stockholder
               Matters.................................................................    8
     Item 6. Selected Financial Data...................................................    8
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................    9
     Item 8. Financial Statements and Supplementary Data...............................   15
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................   33

PART III
     Item 10. Directors and Executive Officers of the Registrant.......................   33
     Item 11. Executive Compensation...................................................   33
     Item 12. Security Ownership of Certain Beneficial Owners and Management...........   33
     Item 13. Certain Relationships and Related Transactions...........................   33

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   34
              Signatures...............................................................   36
              Exhibit Index............................................................   37

                                    PART I.

ITEM 1.  BUSINESS

THE COMPANY

     Bay State Gas Company ("Bay State" or the "Company") was incorporated in 1974 as a Massachusetts corporation. However, Bay State's predecessor companies' operations began in 1847, and consecutive quarterly dividends have been paid by these entities or Bay State since 1853. The Company is primarily a gas distribution utility that provides local transportation service in the greater Brockton, Lawrence, and Springfield, Massachusetts areas. Additionally, the Company also offers additional energy products and services to its customers, and invests in energy ventures. Approximately 93% of all revenues are generated from providing local transportation and natural gas sales with 82% of these annual revenues coming from the Company's Massachusetts service area. Bay State has seven subsidiaries within its corporate organization. Northern Utilities, Inc. ("Northern") is a gas distribution utility operating in the Portland and Lewiston areas in Maine and the Portsmouth area in New Hampshire. Granite State Gas Transmission, Inc. ("Granite") is an interstate gas transmission and supply company operating in the states of Maine, New Hampshire, Massachusetts, and Vermont. Granite has five wholly owned subsidiaries, Natural Gas Development Inc., a corporation established to invest in the Portland Natural Gas Transmission System ("PNGTS"), a proposed natural gas transmission pipeline in northern New England, Bay State Energy Enterprises, Inc., EnergyUSA, Inc., a corporation established to provide non-regulated energy products and services, EnergyEXPRESS, Inc., which markets non-regulated commodity to commercial and residential customers, and LNG Development Corp., established to invest in the proposed liquefied natural gas storage facility in Wells, Maine.

     Natural gas sales in New England are seasonal, and the Company's results of operations reflect this seasonality. Accordingly, results of operations are typically most favorable in the second quarter of the Company's fiscal year (three months ended March 31), with results of operations being next most favorable in the first quarter, while losses are commonly incurred in the third and fourth quarters. The quarterly operating results for 1997 and 1996 are described further in Note 10 of "Notes to Consolidated Financial Statements",
Part II, Item 8, Financial Statements and Supplementary Data.

     The Company's customers generally are billed monthly on a cycle basis in therms. One therm equals 100,000 British thermal units (1 Btu), the heat content of approximately 100 cubic feet of gas. 1,000,000 Btu (1 MMBtu), or ten therms are the energy equivalent of approximately 1,000 cubic feet of natural gas or
7.14 gallons of home heating oil.

UTILITY

     In 1997 almost all of Bay State's customers purchased bundled local transportation and natural gas, with only 8,000 of Bay State's 300,000 customers electing to purchase unbundled local transportation. The tables below show the net change in transportation customers and throughput volumes for the past three years.

                     TABLE 1 -- NET UTILITY CUSTOMER GROWTH
                     Yearly Increase in Number of Customers

                                                            1997         1996        1995
                                                           ------       ------      ------
        Residential.....................................   (1,532)       5,342       5,161
        Commercial/industrial...........................       54          748       1,256
        Transportation only.............................    7,301          374          76
                                                           ------        -----       -----
        Net increase in number of customers.............    5,823        6,464       6,493
                                                           ======        =====       =====

                    TABLE 2 -- CHANGE IN THROUGHPUT VOLUMES
               Yearly Increase (Decrease) -- Thousands of MMBtu*

                                                          1997         1996         1995
                                                         ------       -------      -------
        Residential...................................     (592)        3,201       (2,727)
        Commercial/industrial.........................   (1,374)        1,180       (2,696)
        Sales to other utilities......................      (56)        1,872        1,569
        Interruptible and other.......................    3,092        (9,389)       8,128
        Transportation only...........................    7,132           931        1,923
                                                         ------        ------       ------
        Total increase (decrease) in throughput.......    8,202        (2,205)       6,197
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

     In the residential market, the Company should continue to benefit from the New England region's market and growth potential. There are approximately 102,000 households along the Company's mains and additional homes located short distances from existing gas mains that use no gas at all. In addition, the Company anticipates additional growth from the estimated 42,000 existing residential nonheating customers. These are attractive markets for the Company and represent an opportunity to increase gas sales with little or no capital investment.

     As part of its efforts to unbundle transportation from gas sales service, the Company sponsored one of the first residential pilot programs to allow customers to purchase gas from among competing nonregulated natural gas marketers. In July 1997 the Company expanded the pilot program to include small business customers. These programs will bring the benefits of competition and encourage increased system throughput.

     For commercial and industrial customers, environmental issues are an important issue in choosing an energy source. Since natural gas is the cleanest burning fossil fuel, using natural gas can assist companies in complying with the Clean Air Act and underground oil storage tank legislation.

     Finally, the Company markets gas to large users on a seasonal or interruptible basis. Approximately 66% of these interruptible volumes in 1997 were sold to five electric utilities for electric power generation. The remainder were sold to approximately 110 industrial customers equipped to burn either natural gas or fuel oil. Price is the key competitive factor in this market, and the Company pursues interruptible sales through a flexible pricing structure designed to remain competitive with other fuels. Substantially all net margins from interruptible sales are passed back to firm customers through cost of gas adjustment clauses (see "Rates and Regulations").

NATURAL GAS SALES

     The natural gas sales portion of the Company's bundled service does not currently provide a profit margin. However, as almost all of the Company's 300,000 utility customers purchase bundled transportation and natural gas, minimizing gas costs is an important part of the Company's business.

     The Company's strategy of balancing gas purchase costs and security of supply is achieved by optimizing the mix and terms of natural gas contracts with the use of supplemental liquefied natural gas and propane to meet peak winter demand. The Company maintains a diversified gas supply portfolio of domestic and Canadian gas supply contracts with producers.

CAPACITY REQUIREMENTS

     The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). PNGTS, a long-term capacity addition, is currently planned by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipeline link with Canadian gas suppliers. This project has been certificated by the FERC and plans to provide service by November 1998. As insurance against a possible delay, the Company has secured an option from PPLC to extend its lease until April 1999. For further discussion see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplementary Data.

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

     The following table provides the most recent rate activity of the Company by state and federal jurisdictions:

                            TABLE 4 -- RATE ACTIVITY

                                             REQUESTED INCREASES                   GRANTED INCREASE
                                          --------------------------    ---------------------------------------
                                                           RETURN ON                     RETURN ON
                                DATE         AMOUNT         COMMON         AMOUNT         COMMON        DATE
JURISDICTION                    FILED     (IN MILLIONS)     EQUITY      (IN MILLIONS)     EQUITY      EFFECTIVE
------------                    -----     -------------    ---------    -------------    ---------    ---------
FERC.........................  10/1/96        $ 3.4          13.50%         $ 2.9          11.75%        4/1/97
NHPUC........................  9/15/96        $  .2            (a)          $  .2            (a)        11/1/96
NHPUC........................  9/15/95        $  .3            (a)          $  .3            (a)        11/1/95
MADPU........................  4/14/95        $  .0            (b)             (b)           (b)         1/1/96
NHPUC........................  9/14/94        $  .1            (a)          $  .1            (a)        11/1/94
FERC.........................  4/29/94        $ 1.6          14.20%         $ 1.1          11.50%       11/1/94
NHPUC........................  9/20/93        $  .3            (a)          $  .3            (a)        11/1/93

---------------

(a) The revenue increase was granted under a step adjustment filing allowing recovery of certain costs under the terms of the Settlement Agreement effective 9/30/91; no return was requested or ordered.

(b) An overall revenue-neutral rate redesign was filed with the MADPU. The goal of the rate redesign was to implement rates that more closely reflect the actual costs associated with serving different customers. New rates were effective January 1, 1996.

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

EMPLOYEES

     The Company employed 1,005 persons at September 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and positions of the principal executive officers of the Registrant as of November 14, 1997 are listed below along with their business experience during the past five years. All principal executive officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting of shareholders. There are no family relationships among these officers, except as noted below, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

          NAME, AGE AND POSITION                 BUSINESS EXPERIENCE DURING PAST 5 YEARS
          ----------------------                 ---------------------------------------
Roger A. Young, 51, Chairman of the Board
  of Directors (Chief Executive
  Officer)(a)..............................  Chairman of the Board of Directors since 1996;
                                             Chief Executive Officer since 1990; Director
                                             since 1975; President, 1981 to 1995.

Joel L. Singer, 41, President (Chief
  Operating Officer).......................  President since 1996, Director and Chief
                                             Operating Officer since 1995, Executive Vice
                                             President, 1995; Director of Arthur D. Little
                                             Inc.'s North American Natural Gas Practice,
                                             Cambridge, MA, 1993 to 1995, Manager Natural Gas
                                             Sales/Vice President Petrofina Gas Pipeline,
                                             American Petrofina, Dallas, TX, 1989 to 1993.
Thomas W. Sherman, 57, Executive Vice
  President (Chief Financial and Accounting
  Officer and Treasurer)...................  Director, Executive Vice President, and Chief
                                             Financial Officer; Treasurer since 1994.

William L. Glascock, 52, Senior Vice
  President................................  Senior Vice President 1997; Senior Vice
                                             President Nationsbank 1992 to 1996.

Richard P. Cencini, 50, Vice President.....  Vice President 1997; Leader, Regulatory Pricing
                                             1996 to 1997; Director Regulatory Affairs 1992
                                             to 1996.

          NAME, AGE AND POSITION                 BUSINESS EXPERIENCE DURING PAST 5 YEARS
          ----------------------                 ---------------------------------------

Carol A. Collins, 44, Vice President.......  Vice President 1997; Leader, Services Delivery
                                             1996 to 1997; Manager Information Systems
                                             Development 1993 to 1996; Manager Technology
                                             Research & Applications 1990 to 1993.

Debra P. Cornish, 38, Vice President.......  Vice President 1997; Leader, Culture Development
                                             1996 to 1997; Manager Compensation and Employee
                                             Relations 1993 to 1996; Performance Analyst 1991
                                             to 1993.

James D. Simpson, 47, Vice President.......  Vice President since 1993; Director of Rates and
                                             Economic Analysis 1992 to 1993; Director of
                                             Rates 1988 to 1992.

John R. Snow, 56, Vice President...........  Vice President.

Thomas J. Aruffo, 39, Vice President.......  Vice President 1997; Vice President Fidelity
                                             Investments 1996 to 1997; Director Information
                                             Systems Prudential Insurance Company of America
                                             1993 to 1996.

Stephen J. Curran, 51, Controller..........  Controller.

---------------

(a) Charles H. Tenney II, Director, is the stepfather of Roger A. Young, Chairman of the Board of Directors.

ITEM 2.  PROPERTIES

     The Company holds franchise rights to lay gas mains in the streets and public places of various service territories in Massachusetts, Maine, and New Hampshire.

     As of September 30, 1997, the Company's system consisted of approximately 5,428 miles of distribution mains; 132 miles of transmission lines, with requisite accessory pumping and regulating stations; LNG liquefaction, vaporization and storage facilities; propane storage tanks; 266,789 services (small pipe connecting mains with piping on the customers' premises) and 299,506 meters installed on customers' premises.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is working with federal and state environmental agencies to assess the extent and environmental impact of and appropriate remedial action for waste materials from former gas manufacturing sites (see Note 9 of "Notes to the Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplementary Data).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                                PRICE RANGE OF COMMON STOCK BY QUARTER
                                                             QUARTER ENDED
                                      -----------------------------------------------------------
                                      DECEMBER 31       MARCH 31       JUNE 30       SEPTEMBER 30
                                      -----------       --------       -------       ------------
        FISCAL 1997
             High..................    $30 5/8          $28 1/4       $27 5/8          $30 3/8
             Low...................     26 3/4           25 1/8        25 3/8           26 1/4
        FISCAL 1996
             High..................    $29 1/2          $29 7/8       $28 3/4          $28 7/8
             Low...................         24           26 1/2        26 1/8           25 3/8

     The common stock of the Company is listed on both the New York Stock Exchange and the Boston Stock Exchange. The ticker symbol is "BGC" and common listings in the financial press include "BayStGas" and "BaySGs". As of November 14, 1997, the Company had approximately 10,060 shareholders of record. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee name through various brokerage firms or other entities. Information regarding cash dividends declared on common stock is included in Note 10 of "Notes to the Consolidated Financial Statements", Item 8, Financial Statements and Supplementary Data.

ITEM 6.  SELECTED FINANCIAL DATA

     Listed below is the required selected financial data for the Company's last five fiscal years.


IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS                                 1997         1996         1995         1994         1993
                                        ----         ----         ----         ----         ----
Total operating revenues............  $ 473,581    $ 428,843    $ 418,216    $ 463,280    $ 412,410
Net income..........................  $  26,062    $  27,072    $  23,128    $  24,485    $  22,807
Earnings per average common share...  $    1.92    $    2.00    $    1.71    $    1.85    $    1.75
Total assets........................  $ 722,119    $ 684,253    $ 630,355    $ 614,798    $ 563,000
Long-term obligations under capital
  leases............................  $      --    $     694    $   1,611    $   2,719    $   3,747
Capitalization:
Common equity.......................  $ 234,378    $ 227,986    $ 219,873    $ 215,389    $ 200,088
Preferred stock.....................  $   4,917    $   5,009    $   5,149    $   5,293    $   5,392
Long-term debt......................  $ 229,500    $ 196,500    $ 199,000    $ 191,000    $ 176,000
Cash dividends declared per common
  share.............................  $    1.56    $    1.52    $    1.48    $    1.44    $    1.40

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Bay State Gas Company ("Bay State" or the "Company") operates in three related energy business segments: Utility, Energy Products & Services, and Energy Ventures. The company's nonregulated Energy Products & Services business segment markets products and services under the brand name, "EnergyUSA(TM)". Bay State's Energy Ventures segment develops business opportunities and projects which are closely related to the Company's core businesses.

YEAR IN REVIEW

     In 1997, Bay State had net income of $26.1 million compared to $27.1 million in 1996 and earnings per share of $1.92 versus $2.00 one year ago. Net income for 1997 was impacted by the effects of weather, the write-off of restructuring costs, losses in EnergyUSA(TM), and the sale of a subsidiary which owned a 17.5% equity investment in MASSPOWER.

     Weather during 1997 was 2.1% warmer than normal and 4.9% warmer than fiscal year 1996, implying weather-normalized earnings per share of $2.01 for fiscal year 1997, up 9.2% from $1.84 for fiscal year 1996.

                     [YEAR IN REVIEW (1993-1997) BAR GRAPH]

     Operating revenues and income before interest and taxes by business segment for 1997 and 1996 were as follows:

                               OPERATING REVENUES

                              IN MILLIONS                       1997           1996
                                                               ------         ------
          Utility............................................  $455.6         $414.0
          Energy Products & Services.........................    22.3           17.1
          Eliminations.......................................    (4.3)          (2.3)
                                                               ------         ------
               Total.........................................  $473.6         $428.8
                                                               ======         ======

                        INCOME BEFORE INTEREST AND TAXES

                               IN MILLIONS                       1997          1996
                                                                 -----         -----
          Utility..............................................  $47.9         $56.3
          Energy Products & Services...........................   (2.9)          2.4
          Energy Ventures......................................   16.0           1.8
          Corporate costs......................................   (0.6)         (0.2)
                                                                 -----         -----
               Total...........................................  $60.4         $60.3
                                                                 =====         =====

     The $8.4 million decrease in Utility income before interest and taxes is primarily a result of the write-off of restructuring costs. In the fourth quarter of fiscal year 1997, Bay State wrote off previously deferred restructuring costs of $11.2 million, resulting in a $0.50 per share loss (see
Note 8 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data). These costs were incurred in order to prepare the Company for the competitive environment of deregulation and consisted of early retirement benefits for both union and nonunion employees, consulting fees, and other related costs. These costs have been written off as part of our proposed rate settlement in Massachusetts. Restructuring costs in other jurisdictions of $1.7 million have been deferred and are being amortized over three to five years.

     In fiscal year 1997, income before interest and taxes for Energy Products & Services decreased $5.3 million. During 1997 this business segment incurred losses of $0.13 per share, which were primarily due to the costs of building the staff and infrastructure needed to support the future growth of EnergyUSA(TM).

     Income before interest and taxes increased $14.2 million in Energy Ventures, primarily due to the sale of a subsidiary for $17.0 million in 1997. As part of its strategy to focus on future core businesses, Bay State sold a subsidiary which owned the Company's 17.5% equity investment in MASSPOWER, an electric cogeneration facility, resulting in a $0.58 per share gain.

     Common stock dividends declared in 1997 were $1.56 per share, 2.6% higher than the prior year. This was the fourteenth consecutive year of increased common stock dividends, and it completes the 144th year of consecutive quarterly dividends. The current annualized dividend is equivalent to $1.58 per share.

UTILITY

     The following table details the components of Utility Revenues for the past three years:

                           IN MILLIONS                     1997       1996       1995
                                                          ------     ------     ------
          Bundled transportation........................  $164.9     $167.9     $156.6
          Unbundled transportation......................    12.4        6.8        4.2
                                                          ------     ------     ------
          Transportation revenues.......................   177.3      174.7      160.8
          Natural gas sales.............................   262.6      226.8      235.0
                                                          ------     ------     ------
          Transportation and natural gas sales..........   439.9      401.5      395.8
          Other revenues................................    15.7       12.5        8.1
                                                          ------     ------     ------
               Total revenues...........................  $455.6     $414.0     $403.9
                                                          ======     ======     ======

     The majority of customers purchase bundled transportation and natural gas service. Some larger commercial, industrial, and interruptible customers have elected to purchase unbundled transportation service, allowing them to manage their own gas purchasing, balancing, and storage functions.

     In November 1996, Bay State launched the Pioneer Valley Customer Choice pilot program, which attracted about 6,500 residential gas customers in our Western Massachusetts service area. The program gave residential customers the opportunity to purchase their natural gas from a supplier of their choice. Bay State continued to transport the gas to customers' homes, maintain the local pipeline system, respond to emergencies, and read customers' gas meters.

     In July 1997, Bay State received regulatory approval to expand its pilot program to include all of Bay State's 83,000 residential and 6,000 small business customers in its Western Massachusetts service area, as well as 10,000 small business customers in the company's Southeastern Massachusetts service area. The expanded program - Choice Advantage from Bay State Gas - is designed to foster competition within the Bay State Gas service territory and to enable the company to continue to learn about gas supplier and consumer behavior.

     The Company's earnings are unaffected by the shift from bundled to unbundled service as the Company does not realize a profit margin on the natural gas sales portion of bundled services.

TRANSPORTATION REVENUES

     Total transportation revenues increased $2.6 million or 1.5% from 1996 to 1997. This increase is primarily attributable to customer growth offset by the negative impact of warmer weather. Customer growth was 2.0% for fiscal year 1997 with the addition of 5,800 customers. Normalized firm throughput, which is a better indicator of our system growth, increased by 3.7% to 55.7 Bcf in 1997.

     Weather was 4.9% warmer in fiscal year 1997 than fiscal year 1996. If 1997 weather had been as cold as 1996 weather, 1997 transportation revenues would have been $5.4 million higher. The following table displays the Degree Days for the past three years:

                                                                              PERCENTAGE
                                                                            (COLDER/(WARMER)
          YEAR                                               DEGREE DAYS      THAN NORMAL
          ----                                               -----------    ---------------
          1997............................................      6,916             (2.1)%
          1996............................................      7,220              2.8 %
          1995............................................      6,589             (6.4)%

NATURAL GAS SALES

     The natural gas sales portion of the bundled service does not provide a profit margin. However, as all but 8,000 of the Company's Utility customers purchase bundled transportation and gas commodity sales service, minimizing gas costs is an important part of the Company's competitive strategy.

     The Company's goal is to balance gas purchase costs and security of supply by optimizing the mix and terms of natural gas contracts with the use of underground storage and supplemental liquefied natural gas and propane to meet peak winter demand. Natural gas sales rates include cost of gas adjustment clauses ("CGA") pursuant to which gas purchase costs and other costs are recovered from customers. The following table details these Recovered Natural Gas Costs:

          IN MILLIONS                                          1997      1996      1995
                                                               ----      ----      ----
          Gas demand.......................................   $ 23.7    $ 25.2    $ 45.0
          Gas commodity....................................    167.2     120.0     112.2
                                                              ------    ------    ------
          Total purchase costs.............................    190.9     145.2     157.2
                                                              ------    ------    ------
          Transmission costs...............................     44.2      49.8      53.9
          Supplemental fuels...............................     15.1      18.5      14.5
          Other costs......................................     12.4      13.3       9.4
                                                              ------    ------    ------
               Total.......................................   $262.6    $226.8    $235.0
                                                              ======    ======    ======

     Recovered natural gas costs increased by 16%, or $35.8 million, in 1997. These higher gas costs were the result of an increase in gas commodity prices. The decrease in supplemental fuel costs in 1997 is the result of warmer weather, allowing the Company to use less supplemental supplies than in the previous year.

OTHER REVENUES

     Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals, and liquefaction services. In 1997, other revenues increased by 26%, or $3.2 million, primarily due to increased customer service revenues.

ENERGY PRODUCTS & SERVICES

     Operating revenues from the Energy Products & Services business segment for the last three years include the following:

          IN MILLIONS                                            1997     1996     1995
                                                                 ----     ----     ----
          EnergyUSA(TM)
            Home Services(SM).................................   $ 7.7    $ 6.9    $ 6.6
            Business Services(SM).............................     2.4       --       --
          Energy EXPRESS(TM)..................................    12.2     10.2      7.6
                                                                 -----    -----    -----
               Total..........................................   $22.3    $17.1    $14.2
                                                                 =====    =====    =====

     EnergyUSA Home Services(SM) offers water heater rentals, insurance programs for heating system maintenance, energy-related financing, and a variety of other products for residential customers. Home Services(SM) revenues have increased by 11.6% in 1997 after increasing by 4.5% in 1996. The increase in 1997 is primarily the result of a continued increase in the number of water heater units rented and an increase in rental rates.

     In 1997, EnergyUSA(TM) introduced EnergyUSA Business Services(SM), which manages the energy needs of commercial and industrial customers. Services provided include strategic energy supply management, applied technology, engineering design/build, and facilities management services.

     EnergyEXPRESS(TM) markets energy commodities to the home and business segments. In 1997, revenues from EnergyEXPRESS(TM) increased 19.6%, or $2.0 million, primarily due to higher propane fuel prices and an increase in customers.

     On October 1, 1997, EnergyUSA(TM) introduced a new service brand, AccessUSA(SM) which will market security systems, telecommunications services, satellite and cable TV services, and Internet services.

ENERGY VENTURES

     Energy Ventures develops business opportunities and projects which are closely related to the Company's core businesses. Currently this segment participates in two major projects: the Portland Natural Gas Transmission System ("PNGTS"); and the Wells LNG facility ("Wells LNG"). Earnings from the PNGTS and Wells LNG investments are in the form of Investment Income and Allowance for Funds Used During Construction ("AFUDC") totaling $1.8 million and $2.0 million in 1997 and 1996, respectively (see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data).

     On June 30, 1997, Bay State sold a subsidiary which owned the Company's 17.5% equity investment in MASSPOWER for $17 million resulting in an after-tax gain of $7.8 million.

OPERATING EXPENSES

     Other cost of goods sold primarily consists of the costs of the products and services sold by Energy Products & Services, which for 1997 increased with the level of sales activity in this business segment.

     Operations expense increased by $4.9 million in 1997, primarily as a result of a $6.3 million increase in Energy Products & Services costs offset by a $2.0 million decrease in Utility costs. Increases in Energy Products & Services operations expense are primarily attributable to increases in payroll and the staffing and infrastructure costs associated with developing the Energy Products & Services business segment.

     Restructuring costs consist of early retirement benefits, consulting fees, and other costs related to preparing the Company for the competitive environment of deregulation.

     Higher plant balances have resulted in continuing increases in depreciation expense. Taxes, other than income taxes, increased primarily due to higher property taxes. Annual increases in property tax rates and assessments, combined with the growth in plant, increased property taxes by $452,000, $966,000, and $601,000 in 1997, 1996, and 1995, respectively.

OTHER INCOME

     Other income increased $14.6 million in 1997, primarily due to the $13.3 million pre-tax gain on the sale of a subsidiary which owned the Company's 17.5% equity investment in MASSPOWER.

INTEREST EXPENSE

     Interest expense for the Company increased 6.4%, to $17.8 million in 1997 from $16.8 million in 1996, due to an increase in the levels of long-term debt.

RESULTS OF OPERATIONS, 1996 AND 1995

     During 1996, net income increased $3.9 million, due to weather that was 2.8% colder than normal within the Company's service territories. In 1995, net income decreased $1.4 million with warmer-than-normal weather. In both years the Company had a growing customer base. As a result of the colder weather in fiscal year 1996, operating revenues increased by $10.6 million. In 1995, operating revenues decreased by $45.2 million primarily due to the warmer weather, decreases in the cost of gas, and increased pipeline refunds being returned to customers.

     Recovered natural gas costs decreased 3.5% to $226.8 million in 1996. These lower gas costs were the result of a decline in fixed purchase costs and pipeline refunds. In 1995, recovered natural gas costs decreased 15.0% to $235.0 million. This decrease was the result of the warmer weather, which reduced fuel costs, and pipeline refunds.

     Operations expense increased by $9.6 million in 1996 after decreasing by $3.9 million in 1995. In 1996, the increase was primarily the result of increases in payroll and propane fuel, due to the colder weather, and increases in outside services. In 1995, the decrease was the result of reduced bad debt expense and other cost control measures.

IMPACT OF INFLATION

     Inflation did not have a significant impact on the Company's operations in 1997, 1996, or 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Natural gas sales in New England are seasonal, and the Company's cash flows reflect this seasonality. Approximately 74% of annual revenues are generated during the heating season, which results in a high level of cash flow from operations from late winter through early summer. Short-term borrowings are typically highest in the fall and early winter as a result of completion of the annual construction program and seasonal working capital requirements. The Company has been able to access the financial markets to meet its capital requirements and does not anticipate a change in its access to, or the availability of, capital in the coming year. In 1997, liquidity improved significantly as a result of the sale of MASSPOWER and the sale/leaseback of the Westborough building.

CASH FLOWS FROM OPERATING ACTIVITIES

                         IN MILLIONS                   1997         1996          1995
                                                      ------        ----         ------
          Net cash provided by operating
            activities..............................  $ 44.5        $7.1         $ 72.5

     Cash flows from operations increased by $37.4 million in 1997, primarily as the result of increases in accounts payable and deferred gas costs and refunds due customers. Cash flows from operating activities prior to changes in operating assets and liabilities were $39.2 million, $56.1 million, and $55.0 million for 1997, 1996, and 1995, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

                       IN MILLIONS                 1997           1996           1995
                                                  ------         ------         ------
          Net cash used in investing
            activities..........................  $(32.7)        $(34.7)        $(56.9)

     Investments are made in utility property, plant, and equipment to improve and protect the distribution system, and to expand the system to meet customer demand. As a result of planned spending, capital expenditures for property, plant, and equipment increased $6.9 million in 1997. This increase is primarily attributable to the increased spending on automated meter reading devices of $6.5 million. Capital expenditures for 1998 are estimated to be approximately $62 million.

     The sale of a subsidiary and the sale/leaseback of Bay State's Westborough headquarters building and 10 acres of land provided additional cash of $17.0 million and $10.1 million, respectively. The sale of rental assets provided $20.7 million in additional cash during 1996.

     Other investments include expenditures primarily for PNGTS and Wells LNG, which were $2.5 million, $5.7 million, and $4.3 million in 1997, 1996, and 1995, respectively (see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data).

CASH FLOWS FROM FINANCING ACTIVITIES

          IN MILLIONS                               1997           1996          1995
                                                    ----           ----          ----
          Net cash provided by (used in)
            financing activities...........        $(12.8)        $29.6         $(17.0)

     Cash flows from financing activities decreased primarily due to the Company paying down $13 million of short-term debt in 1997 as compared with borrowing $33 million of short-term debt in 1996.

     The Company has a shelf registration statement covering up to $125.0 million of senior unsecured debt securities, under which $95.0 million in notes has been issued as of September 30, 1997. The Company has access to $90.0 million in bank lines of credit.

ENVIRONMENTAL ISSUES

     The Company continues to work with federal and state environmental agencies to assess the extent and environmental impact of waste materials that exist at or near former gas manufacturing sites. The costs of such assessments and any related remediation determined to be necessary will be funded from traditional sources of capital and recovered from customers (see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplementary Data).

NEW ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board issued three new accounting standards effective for fiscal year 1998. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," requires the Company to present basic and diluted earnings per share. Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," requires the Company to report comprehensive income and its components. Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," requires the Company to report financial and descriptive information about the Company's reportable operating segments. It is expected that the adoption of these standards will not have a material impact on financial results.

FORWARD LOOKING INFORMATION

     This report and other Company reports contain forward looking statements. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

IN THOUSANDS EXCEPT PER SHARE AMOUNTS                              1997        1996        1995
                                                                   ----        ----        ----
Operating revenues............................................   $473,581    $428,843    $418,216
                                                                 --------    --------    --------
Operating expenses:
     Recovered natural gas costs..............................    262,571     226,836     235,005
     Other cost of goods sold.................................     10,328       5,805       3,435
     Operations...............................................     95,455      90,509      80,903
     Restructuring costs (note 8).............................     11,213          --          --
     Maintenance..............................................     10,573      10,426       8,636
     Depreciation and amortization............................     28,486      26,311      26,026
     Other taxes, principally property taxes..................     13,251      12,741      11,362
                                                                 --------    --------    --------
Total operating expenses......................................    431,877     372,628     365,367
Operating income..............................................     41,704      56,215      52,849
                                                                 --------    --------    --------
Other income:
     Income from sale of subsidiary (note 9)..................     13,344          --          --
     Income from investments..................................      2,667       2,502         427
     AFUDC equity and other...................................      2,653       1,594         965
                                                                 --------    --------    --------
Income before interest and income taxes.......................     60,368      60,311      54,241
                                                                 --------    --------    --------
Interest income...............................................       (515)       (477)       (567)
Interest expense..............................................     17,842      16,763      17,105
Federal and state taxes on income (note 2)....................     16,979      16,953      14,575
                                                                 --------    --------    --------
Net income....................................................     26,062      27,072      23,128
Dividend requirements on preferred stock......................        288         293         299
                                                                 --------    --------    --------
Earnings applicable to common stock...........................   $ 25,774    $ 26,779    $ 22,829
                                                                 ========    ========    ========
Average number of common shares outstanding...................     13,455      13,397      13,342
                                                                 ========    ========    ========
Earnings per share............................................   $   1.92    $   2.00    $   1.71
                                                                 ========    ========    ========
Dividends declared per common share...........................   $   1.56    $   1.52    $   1.48
                                                                 ========    ========    ========

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996

ASSETS
IN THOUSANDS                                                           1997             1996
                                                                       ----             ----
Plant, as cost.....................................................   $740,266         $701,204
Accumulated depreciation and amortization..........................    216,965          198,389
                                                                      --------         --------
Net plant..........................................................    523,301          502,815
                                                                      --------         --------
Investments (note 9)...............................................     19,382           17,601
Prepaid benefit plans (note 7).....................................     21,941           26,733
Other long-term assets.............................................      8,064            9,697
Current assets:
     Cash and temporary cash investments...........................      3,672            4,583
     Accounts receivable, less allowances of $4,138 and $3,557.....     32,713           27,143
     Unbilled revenues.............................................      3,708            3,709
     Deferred gas costs............................................     39,764           27,447
     Inventories, at average cost (note 6).........................     30,473           24,699
     Other.........................................................      4,828            6,059
                                                                      --------         --------
Total current assets...............................................    115,158           93,640
                                                                      --------         --------
Regulatory assets:
     Income taxes..................................................     11,045           12,105
     Other.........................................................     23,228           21,662
                                                                      --------         --------
                                                                      $722,119         $684,253
                                                                      ========         ========

CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements and note 3):
     Common stock equity...........................................   $234,378         $227,986
     Preferred stock equity........................................      4,917            5,009
     Long-term debt................................................    229,500          196,500
                                                                      --------         --------
Total capitalization...............................................    468,795          429,495
                                                                      --------         --------
Long-term liabilities:
     Deferred taxes (note 2).......................................     81,770           80,854
     Other long-term liabilities...................................     13,583           16,650
                                                                      --------         --------
Total long-term liabilities........................................     95,353           97,504
                                                                      --------         --------
Commitments and contingencies (note 9)
Current liabilities:
     Short-term debt (note 5)......................................     51,625           64,650
     Current maturity of long-term debt (note 3)...................      5,000           18,000
     Accounts payable..............................................     41,404           31,858
     Fuel purchase commitments (note 6)............................     22,817           21,332
     Refunds due customers.........................................     25,802           10,427
     Deferred and accrued taxes (note 2)...........................      3,326            3,174
     Other.........................................................      7,997            7,813
                                                                      --------         --------
Total current liabilities..........................................    157,971          157,254
                                                                      --------         --------
                                                                      $722,119         $684,253
                                                                      ========         ========

        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                   1997                   1996
                                                            -------------------    -------------------
IN THOUSANDS                                                 AMOUNT     PERCENT     AMOUNT     PERCENT
                                                            --------    -------    --------    -------
Common stock equity:
Common stock, $3.33 1/3 par value, authorized 36,000,000
  shares; 13,506,594 and 13,428,244 shares outstanding...   $ 45,025               $ 44,761
Paid-in capital..........................................    103,126                101,784
Retained earnings........................................     86,227                 81,441
                                                            --------     -----     --------     -----
Total common stock equity................................    234,378      50.0      227,986      53.1
                                                            --------     -----     --------     -----
Cumulative preferred stock; $100 par value, authorized
  200,000 shares; $50 par value, authorized 150,000
  shares
Non-redeemable:
$100 par value, 5% series; 16,862 shares outstanding.....      1,686                  1,686
$50 par value, 7.2% series; 17,710 shares outstanding....        886                    886
                                                            --------     -----     --------     -----
Total non-redeemable.....................................      2,572       0.5        2,572       0.6
                                                            --------     -----     --------     -----
Redeemable, $100 par value:
4.7% series; 10,127 and 10,627 shares outstanding........      1,013                  1,063
Redeemable, $50 par value:
$3.80 series; 5,315 and 5,693 shares outstanding.........        266                    284
5 5/8% series; 5,199 shares outstanding..................        260                    260
$3.25 series; 16,125 and 16,599 shares outstanding.......        806                    830
                                                            --------     -----     --------     -----
Total redeemable.........................................      2,345       0.5        2,437        .6
                                                            --------     -----     --------     -----
Total cumulative preferred stock.........................      4,917       1.0        5,009       1.2
                                                            --------     -----     --------     -----
Long-term debt:
Revolving Credit Agreement, due 2001.....................     18,000                 18,000
6.30% Notes, due 1998....................................      5,000                  5,000
6.00% Notes, due 2000....................................     10,000                 10,000
6.00% Notes, due 2001....................................      5,000                  5,000
7.42% Notes, due 2001....................................     10,000                 10,000
6.625% Notes, due 2002...................................      5,000                  5,000
7.25% Notes, due 2002....................................     20,000                 20,000
7.37 - 7.55% Notes, due 2002.............................     28,000                 28,000
6.00% Notes, due 2003....................................     15,000                 15,000
6.58% Notes, due 2005....................................     10,000                 10,000
6.375% Notes, due 2006...................................     20,000                     --
6.93% Notes, due 2010....................................     10,000                 10,000
9.20% Notes, due 2011....................................      8,500                  8,500
6.43% Notes, due 2020....................................     10,000                 10,000
8.15% Notes, due 2022....................................     12,000                 12,000
7.625% Notes, due 2023...................................     10,000                 10,000
9.70% Notes, due 2031....................................     13,000                 13,000
9.45% Notes, due 2031....................................     25,000                 25,000
                                                            --------     -----     --------     -----
Total long-term debt.....................................    234,500                214,500
Less current maturities..................................      5,000                 18,000
                                                            --------     -----     --------     -----
Long-term debt, net......................................    229,500      49.0      196,500      45.7
                                                            --------     -----     --------     -----
Total capitalization.....................................   $468,795     100.0     $429,495     100.0
                                                            ========     =====     ========     =====

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                                                                        CUMULATIVE
                                               COMMON STOCK                          PREFERRED STOCK
                              -----------------------------------------------    ------------------------
IN THOUSANDS EXCEPT SHARE                                PAID-IN     RETAINED       NON-
AMOUNTS                         SHARES      PAR VALUE    CAPITAL     EARNINGS    REDEEMABLE    REDEEMABLE
                              ----------    ---------    --------    --------    ----------    ----------
BALANCE AT SEPTEMBER 30,
  1994......................  13,290,491      $44,302    $ 99,145    $ 71,942      $2,572        $2,721
Net income..................                                           23,128
Dividends declared:
     Preferred stock........                                             (299)
     Common stock...........                                          (19,748)
Common stock issued:
     DRP*...................      42,103          140         864
     KESOP*.................      20,800           69         360
Capital stock expense.......                                  (17)
Redemption of preferred
  stock.....................                                  (13)                                 (144)
                              ----------      -------    --------    --------      ------        ------
BALANCE AT SEPTEMBER 30,
  1995......................  13,353,394       44,511     100,339      75,023       2,572         2,577
Net income..................                                           27,072
Dividends declared:
     Preferred stock........                                             (293)
     Common stock...........                                          (20,361)
Common stock issued:
     KESOP*.................      74,850          250       1,467
Redemption of preferred
  stock.....................                                  (22)                                 (140)
                              ----------      -------    --------    --------      ------        ------
BALANCE AT SEPTEMBER 30,
  1996......................  13,428,244       44,761     101,784      81,441       2,572         2,437
Net income..................                                           26,062
Dividends declared:
     Preferred stock........                                             (288)
     Common stock...........                                          (20,988)
Common stock issued:
     KESOP*.................      78,350          264       1,354
Redemption of preferred
  stock.....................                                  (12)                                  (92)
                              ----------      -------    --------    --------      ------        ------
BALANCE AT SEPTEMBER 30,
  1997......................  13,506,594      $45,025    $103,126    $ 86,227      $2,572        $2,345
                              ==========      =======    ========    ========      ======        ======

* Dividend reinvestment and key employee stock option plans.

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995.

IN THOUSANDS                                                       1997        1996        1995
                                                                   ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................   $ 26,062    $ 27,072    $ 23,128
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization............................     28,486      26,311      26,026
     Deferred income taxes....................................      1,603       6,743       6,908
     Gain from sale of subsidiary.............................    (13,344)         --          --
     Investment income and AFUDC..............................     (3,568)     (3,981)     (1,051)
Changes in operating assets and liabilities:
     Accounts receivable......................................     (5,570)     (4,899)      3,249
     Accounts payable.........................................      9,546       2,693       1,871
     Taxes....................................................        525      (2,390)     (3,257)
     Deferred gas costs and refunds due customers.............      3,058     (32,758)     12,492
     Other....................................................     (2,258)    (11,653)      3,162
                                                                 --------    --------    --------
Net cash provided by operating activities.....................     44,540       7,138      72,528
                                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant............................................    (57,638)    (50,731)    (53,336)
Proceeds from sale of subsidiary..............................     17,000          --          --
Proceeds from sale of building................................     10,145          --          --
Proceeds from sale of rental assets...........................         --      20,667          --
Other investments.............................................     (2,171)     (4,623)     (3,553)
                                                                 --------    --------    --------
Net cash used in investing activities.........................    (32,664)    (34,687)    (56,889)
                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock......................................      1,618       1,717       1,416
Dividends on common stock.....................................    (20,988)    (20,361)    (19,748)
Dividends on preferred stock..................................       (288)       (293)       (299)
Issuance of long-term debt....................................     20,000      22,000      20,000
Retirements of preferred stock and long-term debt.............       (104)     (6,662)    (12,157)
Short-term debt...............................................    (13,025)     33,150      (6,250)
                                                                 --------    --------    --------
Net cash provided by (used in) financing activities...........    (12,787)     29,551     (17,038)
                                                                 --------    --------    --------
Net increase (decrease) in cash and temporary cash
  investments.................................................       (911)      2,002      (1,399)
Cash and temporary cash investments at beginning of period....      4,583       2,581       3,980
                                                                 ========    ========    ========
Cash and temporary cash investments at end of period..........   $  3,672    $  4,583    $  2,581
                                                                 ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest (net of amount capitalized).....................   $ 19,229    $ 18,134    $ 16,355
                                                                 ========    ========    ========
     Income taxes.............................................   $ 14,711    $ 11,935    $  8,720
                                                                 ========    ========    ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS. Bay State Gas Company ("Bay State" or the "Company") operates in three related energy segments: Utility, Energy Products & Services, and Energy Ventures. Bay State's Utility segment serves about 300,000 natural gas customers in the states of Massachusetts, New Hampshire, and Maine. The Company's non-regulated Energy Products & Services segment serves about 88,000 residential, commercial, and industrial customers throughout New England, and markets products and services under the brand name, "EnergyUSA(TM)." Bay State's Energy Ventures segment develops business opportunities and projects which are closely related to the Company's core businesses.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. It is expected that actual results will not be materially different from those estimates.

     The consolidated financial statements include the accounts of Bay State Gas Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation.

     REGULATION AND OPERATIONS. The Company is subject to regulation with respect to rates, accounting, and other matters, where applicable, by the Massachusetts Department of Public Utilities ("MADPU"), the New Hampshire Public Utilities Commission, the Maine Public Utilities Commission, and the Federal Energy Regulatory Commission ("FERC"). The Company's accounting policies conform to generally accepted accounting principles and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     PLANT. Plant is stated at original cost and consists of utility plant and Energy Products & Services plant assets. The original cost of depreciable units of utility plant retired, together with the cost of removal, net of salvage, is charged to accumulated depreciation. The costs of maintenance, repairs, and replacements of minor items are charged to expense as incurred.

     Depreciation is provided for all classes of utility plant on a group straight-line basis in amounts equivalent to overall composite rates of 3.63% for 1997, 3.66% for 1996, and 3.88% for 1995. Depreciation for plant used by the Energy Products & Services business segment is provided for on a straight-line basis over the estimated useful lives of the assets.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC). AFUDC is the estimated cost of funds used for construction purposes. Such allowances are charged to plant and reported as other income (cost of equity funds) or a reduction of interest expense (cost of borrowed funds). AFUDC was $901,000, $1.4 million, and $573,000 for 1997, 1996, and 1995, respectively.

     INVESTMENTS. The Company accounts for its partnership investments by the equity method.

     CASH AND TEMPORARY CASH INVESTMENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     TRANSPORTATION, NATURAL GAS SALES, AND DEFERRED GAS COSTS. Transportation revenues and natural gas sales are based on the volume of gas transported or sold at billing rates authorized by regulatory authorities and include unbilled revenues for transportation services and gas delivered, but not billed. The Company's rates include cost of gas adjustment ("CGA") clauses pursuant to which gas and certain other costs are recovered from customers. Any differences between gas costs incurred and amounts collected are deferred for recovery from or refund to customers in future periods. Also included in natural gas sales are sales to interruptible customers and spot sales for resale. Substantially all profit margins from these types of sales are used to reduce gas costs to customers through CGA clauses.

     ENVIRONMENTAL COSTS. In accordance with orders of regulatory authorities, the Company defers costs incurred to remediate environmental damage. Deferred environmental costs in Massachusetts, Maine, and New Hampshire are amortized to expense over periods of five to 10 years as they are recovered from customers.

     INCOME TAXES. Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting. Deferred income taxes are recognized for the expected tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting basis and tax basis of assets and liabilities (see note 2).

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

     STOCK-BASED COMPENSATION. On October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." Pursuant to SFAS 123, stock-based compensation for employees and Directors is recognized as expense using a fair-value accounting method. The adoption of this accounting standard did not have a material impact on cash flows, financial condition, or results of operations (see note 3).

     ACCOUNTING FOR LONG-LIVED ASSETS. In 1997, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for Long-lived Assets," which requires a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a material impact on cash flows, financial condition, or the results of operations.

     NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board has issued three new accounting standards effective for fiscal year 1998. SFAS 128 requires the presentation of basic and diluted earnings per share, SFAS 130 requires reporting comprehensive income and its components, and SFAS 131 requires reporting financial and descriptive information about reportable operating segments. It is expected that the adoption of these standards will not have a material impact on cash flows, financial condition, or the results of operations.

NOTE 2

INCOME TAXES

     The components of income tax expense are as follows:

          IN THOUSANDS                               1997          1996          1995
                                                     ----          ----          ----
          Current:
               Federal...........................  $12,891       $ 8,785       $ 6,699
               State.............................    2,885         1,824         1,368
                                                   -------       -------       -------
                    Total current................   15,776        10,609         8,067
                                                   -------       -------       -------
          Deferred:
               Federal...........................    1,292         5,551         5,799
               State.............................      311         1,192         1,109
                                                   -------       -------       -------
                    Total deferred...............    1,603         6,743         6,908
                                                   -------       -------       -------
          Deferred investment tax credits, net...     (400)         (399)         (400)
                                                   -------       -------       -------
          Total income tax expense...............  $16,979       $16,953       $14,575
                                                   =======       =======       =======

     The annual provision for deferred income taxes is comprised of the following:

          IN THOUSANDS                                1997          1996         1995
                                                      ----          ----         ----
          Accelerated tax depreciation............  $ 5,557       $3,858       $ 3,681
          Capitalization overheads................     (827)        (418)       (2,225)
          Pension.................................      342          771         1,252
          Demand-side-management costs............     (709)         545         1,569
          Restructuring costs.....................   (2,543)          --            --
          Postretirement benefits.................      348         (537)        1,002
          Investment in MASSPOWER.................   (2,212)         494           602
          Other...................................    1,647        2,030         1,027
                                                    -------       ------       -------
          Total deferred tax expense..............  $ 1,603       $6,743       $ 6,908
                                                    =======       ======       =======

     The Company's effective income tax rate for fiscal years 1997, 1996, and 1995 is 39%, consisting of a federal income tax rate of 35% and state income taxes, net of federal benefit, of 4%. Temporary differences that resulted in deferred income tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

          IN THOUSANDS                                         1997            1996
                                                               ----            ----
          Deferred income tax assets:
          Allowance for doubtful accounts..................   $ 1,828         $ 1,562
          Restructuring costs..............................     2,543              --
          Inventory and overhead costs.....................     2,943           1,998
          Unamortized investment tax credits...............     3,235           3,495
          Other............................................     2,636           2,461
                                                              -------         -------
               Total deferred income tax assets............    13,185           9,516
                                                              -------         -------
          Deferred income tax liabilities:
          Prepaid pension and other benefits...............    13,746          13,148
          Plant related....................................    78,533          73,759
          Other............................................     5,724           6,884
                                                              -------         -------
               Total deferred income tax liabilities.......    98,003          93,791
                                                              -------         -------
          Net deferred income tax liability................   $84,818         $84,275
                                                              =======         =======

     At September 30, 1997 and 1996, unamortized deferred investment tax credits included in long-term deferred taxes amounted to $5.0 million and $5.4 million, respectively.

NOTE 3

CAPITALIZATION

     COMMON STOCK. A Stock Performance Sharing Plan (formerly Key Employee Long-Term Incentive Plan) awards performance shares to certain employees. All or a portion of the performance shares become vested and earned at the end of the three-year period beginning on the date the award was granted, depending on the total return to shareholders for such period. Performance shares eligible for payment in fiscal year 1999 and 1998 are 74,471 and 41,986, respectively. Compensation expense equal to the value of the vested shares will be recorded when it is likely that vested shares will be paid out. No compensation expense was recorded in 1997 or 1996.

     A Key Employee Stock Option Plan provides for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. Options are exercisable upon grant and expire within 10 years from the date of grant. Outstanding options are exercisable through 2002. Option activity is as follows:

                       OPTIONS OUTSTANDING
                         AND EXERCISABLE                   SHARES     OPTION PRICE PER SHARE
                       -------------------                 ------     ----------------------
          September 30, 1994............................   676,500        $17.75 - $22.00
          Options exercised.............................   (20,800)       $17.75 - $19.63
                                                           -------        ---------------
          September 30, 1995............................   655,700        $17.75 - $22.00
          Options exercised.............................   (74,850)       $17.75 - $22.00
                                                           -------        ---------------
          September 30, 1996............................   580,850        $17.75 - $22.00
          Options exercised.............................   (78,350)       $17.75 - $22.00
                                                           -------        ---------------
          September 30, 1997............................   502,500        $17.75 - $22.00
                                                           =======        ===============

     On January 1, 1997 the Company adopted the Stock Accumulation Plan for certain outside Directors of the Company. Its intent is to align the interests of the outside Directors with the interests of the Company's shareholders by paying a portion of their annual retainer in common stock of the Company. During 1997, the Company reacquired 1,620 shares for reissuance under this plan.

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

     At September 30, 1997, there were 385,000 authorized but unissued shares of common stock reserved for the Dividend Reinvestment Plan ("DRP"). On December 1, 1994, the DRP was converted to a market-based plan. It is anticipated that no further shares will be issued under this plan.

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

     SINKING FUND REQUIREMENTS AND MATURITIES. Annual sinking fund requirements and maturities of long-term debt and preferred stock for the next five years and thereafter are as follows:

                                                   LONG-TERM      REDEEMABLE          MAXIMUM
          IN THOUSANDS                               DEBT       PREFERRED STOCK    CASH REQUIRED
                                                   ---------    ---------------    -------------
          1998..................................    $  5,000         $  180           $  5,180
          1999..................................         833            180              1,013
          2000..................................      10,833            143             10,976
          2001..................................      33,833            143             33,976
          2002..................................      53,833            124             53,957
          Thereafter............................     130,168          1,575            131,743
                                                    --------         ------           --------
          Total.................................    $234,500         $2,345           $236,845
                                                    ========         ======           ========

     As of September 30, 1997, long-term debt agreements contain no provisions restricting the payment of dividends on common stock. All debt is unsecured.

     As of September 30, 1997 and 1996, $18.0 million of long-term debt was outstanding under revolving credit agreements at weighted average interest rates of 5.96% and 5.85%, respectively.

     FAIR VALUES OF FINANCIAL INSTRUMENTS. The estimated fair values of the Company's financial instruments are as follows:


                                                                  CARRYING    ESTIMATED
          IN THOUSANDS                                             AMOUNT     FAIR VALUE
                                                                  --------    ----------
          September 30, 1997
          Capital lease obligations............................   $    694     $    697
          Long-term debt.......................................   $234,500     $245,619

          September 30, 1996
          Capital lease obligations............................   $  1,612     $  1,621
          Long-term debt.......................................   $196,500     $220,376

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

NOTE 4

LEASES

     Noncancelable operating and capital leases have been entered into for the use of certain facilities and equipment. The operating lease agreements generally contain renewal options. The capital lease relates to a liquefied natural gas storage facility. Certain leases contain renewal and purchase options and escalation clauses. Future annual minimum rental payments under long-term noncancelable leases at September 30, 1997, are as follows:

                                                               CAPITAL         OPERATING
          IN THOUSANDS                                         LEASES           LEASES
                                                               -------         ---------
          1998...............................................   $ 726           $ 6,930
          1999...............................................      --             6,567
          2000...............................................      --             5,879
          2001...............................................      --             5,642
          2002...............................................      --             5,595
          Thereafter.........................................      --            21,352
                                                                -----           -------
          Future minimum lease payments......................     726           $51,965
                                                                                =======
          Less amount representing interest..................      32
                                                                -----
          Present value of future minimum lease payments.....   $ 694
                                                                =====

     On May 30, 1997, Bay State completed the purchase, sale, and leaseback of the Easton LNG facility. The lease is a 15-year operating lease with a number of early termination options.

     On June 30, 1997 Bay State executed a sale and leaseback of its Westborough, Massachusetts headquarters building. Bay State sold the 88,000 square-foot building and ten acres of land for $10.1 million. The Company then leased back the building, under an operating lease, with a 15-year term and two five-year options to extend. In conformity with its regulatory accounting requirements, rent expense is recorded as if all leases were operating leases.

     The following rentals were charged to operating expenses:

                                                              CAPITAL         OPERATING
          IN THOUSANDS                                        LEASES           LEASES
                                                              -------         ---------
          1997..............................................  $ 1,096          $10,258
          1996..............................................  $ 1,281          $ 8,007
          1995..............................................  $ 1,281          $ 5,437

     Interest included in capital lease payments was $119,000, $173,000, and $253,000 in 1997, 1996, and 1995, respectively.

NOTE 5

SHORT-TERM DEBT AND LINES OF CREDIT

          IN THOUSANDS                                           1997          1996
                                                                 ----          ----
          Unsecured bank lines of credit
               Principal outstanding (thousands).............   $26,625       $24,650
               Weighted average interest rate................     6.72%         6.18%
          Commercial paper
               Principal outstanding (thousands).............   $25,000       $40,000
               Weighted average interest rate................     5.62%         5.42%
          Total short-term debt
               Principal outstanding (thousands).............   $51,625       $64,650
               Weighted average interest rate................     6.19%         5.71%

     The Company has unsecured bank lines of credit aggregating $90.0 million for which it pays commitment fees, and access to an additional $30.0 million under the Fuel Purchase Agreements as described in note 6.

NOTE 6

FUEL PURCHASE AGREEMENTS

     Up to $30.0 million can be raised through credit agreements (the "Agreements") underlying the Fuel Purchase Agreements with a corporation established to provide financing, through borrowing on a demand basis or selling supplemental gas inventories. Any inventories sold must be repurchased and any associated carrying costs paid when the gas is withdrawn from storage. All gas costs, carrying costs, and administrative charges are fully recoverable through the CGA approved in each state regulatory jurisdiction. The Agreements contain an expiration date of September 2000.

NOTE 7

PENSION AND EMPLOYEE BENEFIT PLANS

     PENSION PLANS. The funded status of the Company's pension plans as of September 30, 1997 and 1996, is as follows:

          IN THOUSANDS                                           1997           1996
                                                                 ----           ----
          Vested benefits....................................   $61,060       $67,364
          Nonvested benefits.................................       978         1,312
                                                                -------       -------
          Accumulated benefit obligation.....................    62,038        68,676
          Additional benefits related to future compensation
            levels...........................................     9,138        11,938
                                                                -------       -------
          Projected benefit obligation.......................    71,176        80,614
          Plan assets at fair value..........................    86,907        92,342
                                                                -------       -------
          Plan assets in excess of plan benefits
            obligation.......................................   $15,731       $11,728
                                                                =======       =======

     Plan assets are primarily invested in marketable pooled funds holding equity and corporate debt securities and cash equivalents. Plan assets decreased in 1997 as a result of early retirement benefits paid as part of the Company's restructuring (see note 8). The majority of early retirees selected the option of receiving their pension benefits in the form of a lump-sum payment rather than the traditional pension annuity. Certain changes in items shown above are not recognized as they occur, but are systematically amortized over subsequent periods. Unrecognized amounts as of September 30, 1997 and 1996, are as follows:

          IN THOUSANDS                                           1997          1996
                                                                 ----          ----
          Unrecognized net gain..............................  $ 9,634       $ 1,970
          Unrecognized prior service cost....................   (4,311)       (4,480)
          Unrecognized net transaction obligation............   (2,683)       (3,866)
          Prepaid pension costs included in the Consolidated
            Balance Sheets...................................   13,091        18,104
                                                               -------       -------
          Plan assets in excess of plan benefit
            obligations......................................  $15,731       $11,728
                                                               =======       =======

     The discount rate and expected long-term rate of return on plan assets used in determining the actuarial present value of projected benefit obligation were 8.0% and 9.0% for both 1997 and 1996. The rate of increase in future compensation levels used was 4.5% for 1997 and 1996. Net pension cost for 1997, 1996, and 1995 included the following components:

          IN THOUSANDS                                   1997        1996        1995
                                                         ----        ----        ----
          Service cost-benefits earned..............   $  1,883     $ 2,052     $ 1,790
          Interest cost on benefit obligations......      5,731       6,292       5,668
          Actual return on plan assets..............    (14,753)     (8,210)     (9,762)
          Net amortization and deferral.............      9,242       2,309       4,431
          Restructuring - early retirement..........      4,923          --          --
                                                       --------     -------     -------
          Net pension cost..........................   $  7,026     $ 2,443     $ 2,127
                                                       ========     =======     =======

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The present value of the accumulated benefit obligation for postretirement benefits other than pensions was $23.5 million and $24.7 million, at September 30, 1997 and 1996, respectively. The expense recognized was $6.6 million, $2.6 million, and $2.7 million for 1997, 1996, and 1995, respectively. The components of expense are as follows:

          IN THOUSANDS                                    1997        1996        1995
                                                          ----        ----        ----
          Interest cost..............................   $ 1,775     $ 1,880     $ 1,872
          Service cost...............................       307         453         445
          Actual return on plan assets...............    (3,649)     (2,355)     (2,848)
          Net amortization...........................     2,352       1,656       2,581
          Deferred...................................     1,815         967         613
          Restructuring - early retirement...........     3,995          --          --
                                                        -------     -------     -------
          Other postretirement benefit expense.......   $ 6,595     $ 2,601     $ 2,663
                                                        =======     =======     =======

     The funded status of the Company's other postretirement benefit plans as of September 30, 1997 and 1996 is as follows:

          IN THOUSANDS                                            1997         1996
                                                                  ----         ----
          Retirees...........................................   $ 12,324     $ 12,511
          Fully eligible active employees....................      3,768        4,165
          Other active employees.............................      7,405        7,983
                                                                --------     --------
          Accumulated other postretirement benefit
            obligation.......................................     23,497       24,659
          Fair value of plan assets..........................    (25,772)     (20,791)
          Unrecognized net transition obligation.............    (17,025)     (21,469)
          Unrecognized net gain..............................     11,548        8,069
                                                                --------     --------
          Prepaid other postretirement benefits recorded in
            the Consolidated Balance Sheets..................   $  7,752     $  9,532
                                                                ========     ========

     Plan assets are held in voluntary employee benefit association ("VEBA") trusts and medical funds in the pension plans. VEBA assets are invested in common stocks, bonds, and cash equivalents. The accumulated other postretirement benefit obligation for 1997 and 1996 was determined using an assumed discount rate of 8.0%, an expected long-term pre-tax rate of return on plan assets of 9.0%, and a health care cost trend rate of 5.0% and 8.0%, in 1997 and 1996, respectively. An annual 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $2.2 million and the cost for 1997 by $220,000.

     RETURN ON PREPAYMENTS OF POSTRETIREMENT BENEFITS. As permitted by regulatory authorities, noncash returns of $1.7 million, $1.5 million, and $1.7 million for 1997, 1996, and 1995, respectively, have been recorded on amounts of prepayments associated with employee postretirement benefit plans other than pensions. Regulators permit the accrual of returns on these prepayments because the plan funding will significantly reduce the future costs of the plans.

     POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS. The present value of the accumulated benefit obligation for postemployment benefits other than pensions was $4.9 million at September 30, 1997 and 1996.

     EMPLOYEE SAVINGS PLAN. Employee Savings Plans ("ESP") provide eligible employees with an incentive to save and invest regularly. The ESP are defined contribution plans, which allow eligible employees to defer a portion of their salaries to employee-funded pretax retirement savings accounts. Matching contributions to certain employee deferrals were $1.2 million, $1.3 million, and $1.2 million in 1997, 1996, and 1995, respectively.

NOTE 8

RESTRUCTURING COSTS

     The Company has been restructured in response to deregulation within the natural gas industry. The Company spent a total of $13.1 million on restructuring which consisted primarily of early retirement programs for certain employees, consulting fees, and other related costs. Eighty-six employees (approximately 8.5% of the workforce) accepted an offer of enhanced retirement benefits which resulted in $4.9 million in additional pension benefits and $4.0 million in additional medical benefits to be funded by the Company's pension and VEBA plans. At September 30, 1997, all restructuring costs incurred in the Massachusetts jurisdiction were expensed, resulting in an $11.2 million charge to income. These costs had been initially deferred pending regulatory approval of the Company's petition to amortize these costs over future periods. During the fourth quarter, the Company withdrew its Massachusetts petition as part of a negotiated settlement in the Performance-based Rate filing (see note 9). The September 30, 1997 balance of $1.7 million is deferred for amortization in future periods in other jurisdictions.

NOTE 9

COMMITMENTS AND CONTINGENCIES

     LONG-TERM OBLIGATIONS. The Company has long-term contracts for the purchase, storage, and transportation of approximately half of the Company's gas supplies. Certain of these contracts contain minimum purchase provisions, which in the opinion of management, are not in excess of the Company's requirements.

     The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). PNGTS, a long-term capacity addition, is currently planned by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipe-line link with Canadian gas suppliers. This project has been certificated by the FERC and plans to provide service by November 1998. As insurance against a possible delay, the Company has secured an option from PPLC to extend its lease until April 1999.

     INVESTMENT RECOVERY. The following table summarizes the Company's current investments:

                                                                          INVESTMENTS
                                                          OWNERSHIP    ------------------
                                                          PERCENTAGE    1997       1996
                                                          ---------    -------    -------
          PNGTS........................................      17.8%     $11,470    $ 7,974
          Wells LNG....................................     100.0%       7,878      7,131
          MASSPOWER....................................        --           --      2,404
          Other........................................        --           34         92
                                                                       -------    -------
          Total........................................                $19,382    $17,601
                                                                       =======    =======

     PNGTS is an interstate pipeline that will extend 292 miles from the U.S./Canada border to the New Hampshire-Massachusetts border. The FERC issued a Certificate of Public Convenience and Necessity for the PNGTS project in September 1997. The project has secured contracts for service to the New England market and has received most of its other necessary regulatory approvals. PNGTS expects to receive final federal and state regulatory authorizations later this year. In addition, the project is dependent upon approval by the Canadian National Energy Board ("NEB") of various facilities to accommodate the delivery of western Canadian natural gas into the PNGTS system at the U.S./Canada border near Pittsburg, NH. The decision of the NEB is expected to be received in the Spring of 1998. Subject to regulatory approvals and completion of financing, PNGTS plans to begin construction in the Spring of 1998, and to provide service by November 1998.

     Wells LNG is a proposed 2 Bcf liquefied natural gas storage facility in Wells, Maine. In July 1997, the FERC issued a Final Environmental Impact Statement to the Company determining that the proposed Wells LNG facility would result in limited adverse environmental impact during construction and operation. The Company is currently engaged in settlement discussions to resolve all issues in this FERC certificate proceeding. The project was originally proposed in November 1994, and has obtained all federal and state environmental approvals. Because of regulatory delays, completion of the project is not expected before the winter of 2000.

     Additional investments by the Company will be required in 1998 and later years to complete these projects. Amounts invested in PNGTS and Wells LNG consist principally of the Company's share of the costs of developing each project and the carrying costs on these expenditures. Full recovery of these investments is dependent upon the receipt of satisfactory regulatory treatment.

     On June 30, 1997 the Company sold a subsidiary which owned the Company's 17.5% equity investment in MASSPOWER electric cogeneration facility for $17.0 million.

     ACQUISITIONS. EnergyUSA(TM) has an agreement to purchase the outstanding stock of Savage-Alert, Inc. The purchase price, consisting of cash and notes, is not material to the consolidated financial position of the Company.

     ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, the Company has accrued $4.9 million with an offsetting charge to a regulatory asset (see note 1). Environmental expenditures for 1997, 1996, and 1995 were $1.2 million, $2.5 million, and $387,000, respectively. Exclusive of amounts accrued for future expenditures, at September 30, 1997 and 1996, approximately $4.9 million and $4.7 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs are being recovered from customers over five to 10 years.

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

     Bay State is awaiting approval from the MADPU on its Performance-based Rate filing. The plan provides Bay State with near-term rate recovery of costs relating to the maintenance of our distribution system and industry unbundling, while providing customers with a "cap" on prices, and an incentive for Bay State to lower its future costs.

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

NOTE 10

  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                       QUARTER ENDED
                                                     --------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)              DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                                     -----------    --------    -------    ------------
1997
Operating revenues................................    $ 137,000     $199,879    $84,624      $ 52,078
Operating income (loss)...........................    $  24,759     $ 41,212    $  (526)     $(23,741)
Net income (loss).................................    $  13,204     $ 22,934    $ 6,098      $(16,174)
Per average common share:
     Income (loss)................................    $    0.98     $   1.70    $   .45(A)   $  (1.21)(B)
     Dividend declared and paid...................    $    .385     $   .385    $  .395      $   .395

                                                     DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                                     -----------    --------    -------    ------------
1996
Operating revenues................................    $ 132,740     $181,336    $67,737      $ 47,030
Operating income (loss)...........................    $  26,459     $ 40,846    $  (338)     $(10,752)
Net income (loss).................................    $  14,378     $ 23,545    $(2,859)     $ (7,992)
Per average common share:
     Income (loss)................................    $    1.07     $   1.75    $  (.22)     $   (.60)
     Dividend declared and paid...................    $    .375     $   .375    $  .385      $   .385

     In the opinion of management, quarterly financial date includes all adjustments, consisting only of normal recurring accruals, necessary for a fair representation of such information. Revenue and income amounts vary significantly due to seasonal weather conditions.

---------------

A -- In the third quarter of fiscal year 1997, Bay State sold a subsidiary which held a 17.5% equity investment in MASSPOWER resulting in a $0.58 per share gain.

B -- In the fourth quarter of fiscal year 1997, Bay State wrote off previously deferred restructuring costs resulting in a $0.50 per share loss.

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

     Although there are inherent limitations in any system of internal control, management believes that as of September 30, 1997, the Company's system of internal control was adequate to accomplish the objectives discussed herein.



Roger A. Young                                Thomas W. Sherman
Chairman of the Board and                     Chief Financial Officer
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Bay State Gas Company

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay State Gas Company and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                            /s/ KPMG PEAT MARWICK LLP

Boston, Massachusetts
October 22, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors of the Registrant as set forth on pages 2 and 3 of the 1998 annual meeting proxy statement, dated December 9, 1997, is incorporated herein by reference. Information relating to the Executive Officers of the Registrant is contained in Part I, Item 1, Business.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of the Registrant's executive officers as set forth on pages 8 through 13 of the 1998 annual meeting proxy statement, dated December 9, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management as set forth on pages 4 and 5 of the 1998 annual meeting proxy statement, dated December 9, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions as set forth on page 15 of the 1998 annual meeting proxy statement, dated December 9, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THE REPORT:

     (1) The following financial statements are included herein under Part II,
         Item 8, Financial Statements and Supplementary Data

     Consolidated Statements of Earnings for the Years ended September 30, 1997, 1996, and 1995
     Consolidated Balance Sheets as of September 30, 1997 and 1996
     Consolidated Statements of Capitalization as of September 30, 1997 and 1996 Consolidated Statements of Shareholders' Equity for the Years ended
      September 30, 1997, 1996, and 1995
     Consolidated Statements of Cash Flows for the Years ended September 30, 1997, 1996, and 1995 Independent Auditors' Report

     (2) The following additional data should be read in conjunction with the financial statements included in Part II, Item 8, Financial Statements and Supplementary Data. Schedules not included herein have been omitted because they are not required or are not applicable, or the required information is shown in such financial statements or notes thereto.

                                                                                    PAGES IN
                                                                                    FORM 10-K
                                                                                    ---------
VIII Consolidated Valuation and Qualifying Accounts -- 1997, 1996, and 1995

     (3) Exhibits -- See Exhibit index on page 37.

(b) REPORTS ON FORM 8-K:

     The Company did not file a report on Form 8-K during the fourth quarter of fiscal 1997.

                                                                   SCHEDULE VIII

                             BAY STATE GAS COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                BALANCE AT      CHARGED TO                       BALANCE AT
                                               BEGINNING OF     COSTS AND                          END OF
DESCRIPTION                                       PERIOD         EXPENSE       DEDUCTIONS(a)       PERIOD
-----------                                    ------------     ----------     -------------     ----------
YEAR ENDED SEPTEMBER 30, 1997
  Allowance for doubtful accounts...........      $3,557          $6,429          $5,848           $4,138
YEAR ENDED SEPTEMBER 30, 1996
  Allowance for doubtful accounts...........      $4,232          $5,444          $6,119           $3,557
YEAR ENDED SEPTEMBER 30, 1995
  Allowance for doubtful accounts...........      $5,072          $5,007          $5,847           $4,232

---------------

(a) Write-off of uncollectible accounts, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BAY STATE GAS COMPANY


                                            By    /s/ THOMAS W. SHERMAN
                                              ----------------------------------
                                                      THOMAS W. SHERMAN
                                                  EXECUTIVE VICE PRESIDENT

Date:  December 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                              CAPACITY                    DATE
                ---------                              --------                    ----

/s/ ROGER A. YOUNG                          Chairman of the Board; Chief     December 8, 1997
------------------------------------------  Executive Officer; Director
ROGER A. YOUNG
(CHAIRMAN OF THE BOARD)

/s/ JOEL L. SINGER                          President; Chief Operating       December 8, 1997
------------------------------------------  Officer; Director
JOEL L. SINGER
(PRESIDENT)

/s/ THOMAS W. SHERMAN                       Chief Financial and Accounting   December 8, 1997
------------------------------------------  Officer; Director
THOMAS W. SHERMAN
(EXECUTIVE VICE PRESIDENT)

/s/ LAWRENCE J. FINNEGAN                    Director                         December 8, 1997
------------------------------------------
LAWRENCE J. FINNEGAN

/s/ DOUGLAS W. HAWES                        Director                         December 8, 1997
------------------------------------------
DOUGLAS W. HAWES

/s/ WALTER C. IVANCEVIC                     Director                         December 8, 1997
------------------------------------------
WALTER C. IVANCEVIC

/s/ JOHN H. LARSON                          Director                         December 8, 1997
------------------------------------------
JOHN H. LARSON

/s/ JACK E. MCGREGOR                        Director                         December 8, 1997
------------------------------------------
JACK E. MCGREGOR

/s/ DANIEL J. MURPHY III                    Director                         December 8, 1997
------------------------------------------
DANIEL J. MURPHY III

/s/ GEORGE W. SARNEY                        Director                         December 8, 1997
------------------------------------------
GEORGE W. SARNEY

/s/ CHARLES H. TENNEY II                    Director                         December 8, 1997
------------------------------------------
CHARLES H. TENNEY II

                                 EXHIBIT INDEX

(3) Articles of incorporation and by-laws:

  EXHIBIT
    NO.            DESCRIPTION                                REFERENCE
  -------          -----------                                ---------
*3.1           Articles of Incorporation                 Exhibit 3.1 to Form 10-Q
                                                         dated February 9, 1995
                                                         (File No. 1-7479)

*3.2           By-Laws, as amended                       Exhibit 3.2 to Form 10-Q
                                                         dated May 2, 1996
                                                         (File No. 1-7479)

---------------

* Incorporated by reference to the indicated filing.

(4) Instruments defining the rights of security holders, including indentures:

     The following is a listing of debt instruments defining the rights of security holders, including indentures and/or note agreements for Bay State, Northern, and Granite. None of these instruments represent any securities in an amount authorized or outstanding which exceeds 10 % of the total assets of the Company as of September 30, 1997. The Company will furnish the Securities and Exchange Commission with copies of any of the instruments listed below upon request.

     Revolving Credit Agreement between Northern and The First National Bank of Boston, to borrow up to $20,000,000, dated as of March 17, 1997, due March 17, 2001.

     Indenture between Bay State and The First National Bank of Boston, Trustee, dated as of April 1, 1991, for Senior Unsecured Debt Securities under which the following Notes have been issued under a Prospectus dated April 18, 1991:

   -  $8,500,000 Principal Amount of 9.20% Notes due June 6, 2011
   -  $25,000,000 Principal Amount of 9.45% Notes due September 5, 2031
   -  $12,000,000 Principal Amount of 8.15% Notes due August 26, 2022
   -  $4,000,000 Principal Amount of 7.55% Notes due November 1, 2002
   -  $1,000,000 Principal Amount of 7.55% Notes due October 2, 2002
   -  $5,000,000 Principal Amount of 7.45% Notes due December 16, 2002
   -  $5,000,000 Principal Amount of 7.38% Notes due December 31, 2002
   -  $7,000,000 Principal Amount of 7.375% Notes due November 1, 2002
   -  $1,000,000 Principal Amount of 7.375% Notes due December 31, 2002
   -  $5,000,000 Principal Amount of 7.37% Notes due December 31, 2002
   -  $20,000,000 Principal Amount of 7.25% Notes due August 5, 2002

     Indenture between Bay State and The First National Bank of Boston, Trustee, dated as of April 1, 1991, for Senior Unsecured Debt Securities under which the following Notes have been issued under a Prospectus dated April 7, 1993:

   -  $10,000,000 Principal Amount of 7.42% Notes due September 10, 2001
   -  $10,000,000 Principal Amount of 7.625% Notes due June 19, 2023
   -  $10,000,000 Principal Amount of 6.0% Notes due July 6, 2000
   -  $15,000,000 Principal Amount of 6.0% Notes due September 29, 2003
   -  $10,000,000 Principal Amount of 6.58% Notes due June 21, 2005
   -  $5,000,000 Principal Amount of 6.0% Notes due January 30, 2001
   -  $5,000,000 Principal Amount of 6.625% Notes due June 28, 2002
   -  $10,000,000 Principal Amount of 6.43% Notes due December 15, 2025
   -  $20,000,000 Principal Amount of 6.375% Notes due December 15, 2006

     Note Purchase Agreement between Northern and First Colony Life Insurance for the purchase and sale of $13,000,000 principal amount of 9.70% Notes dated as of January 1, 1992, due September 1, 2031.

     Note Purchase Agreement between Northern and the Mutual Life Insurance Company of New York for the purchase and sale of $10,000,000 principal amount of 6.93% Notes dated as of September 29, 1996, due September 27, 2010.

     Note Purchase Agreement between Northern and the Mutual Life Insurance Company of New York for the purchase and sale of $5,000,000 principal amount of 6.30% Notes dated as of September 29, 1996, due September 30, 1998.

(10) Material contracts:

EXHIBIT
  NO.                          DESCRIPTION                                 REFERENCE
-------   -----------------------------------------------------  ------------------------------
 *10.01   Key Employee Stock Option Plan covering key employees
          of the Company.......................................  Exhibit 10.16 to Form 10-K for
                                                                 1989 (File No. 1-7479)
 *10.02   Key Employee Deferred Compensation Plan covering the
          Chairman of the Board of Directors, the President,
          and Vice Presidents of the Company...................  Exhibit 10.21 to Form 10-K for
                                                                 1992 (File No. 1-7479)
 *10.03   Supplemental Executive Retirement Plan covering the
          Chairman of the Board of Directors, the President,
          and Vice Presidents of the Company...................  Exhibit 10.22 to Form 10-K for
                                                                 1992 (File No. 1-7479)
 *10.04   Senior Advisory Agreement between Bay State and
          Charles H. Tenney II, dated January 27, 1995.........  Exhibit 10.05 to Form 10-K for
                                                                 1996 (File No. 1-7479)
  10.05   Severance agreements between Bay State and each of
          the executive officers of the Company................  Filed herewith
 *10.06   Directors' Retirement Plan...........................  Exhibit 10.07 to Form 10-K for
                                                                 1995 (File No. 1-7479)
 *10.07   Stock Performance Sharing Plan (formerly Key Employee
          Long-term Incentive Plan)............................  Filed herewith
 *10.08   Stock Accumulation Plan for Outside Directors........  Filed herewith

(11) Statement re: computation of per share earnings, filed herewith.

(12) Statement re: computation of ratio of earnings to fixed charges, filed herewith.

(21) Subsidiaries of the Registrant, filed herewith.

(23) Consent of Independent Auditors, filed herewith.

(27) Financial Data Schedule, filed herewith.
---------------

* Incorporated by reference to the indicated filing.