Form 10-K/A
period 1997-09-30
BAY STATE GAS CO /NEW/
filed 1997-12-17
CIK 10488

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                            ------------------------


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
         (Address and telephone number of principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT


           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------  -----------------------------------------
    Common Stock, $3.33 1/3 par value               New York Stock Exchange
                                                     Boston Stock Exchange


================================================================================

                                     PART I



     Parts I, III and Items 5, 6, 7, 9 of Part II of this Form 10-K has been intentionally omitted because this Amendment No. 1 does not effect any changes to the Items. The sole purpose of this filing is to update Part II, Item 8 and
Part IV, Item 14.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

            IN THOUSANDS EXCEPT PER SHARE AMOUNTS                  1997        1996        1995
                                                                 --------    --------    --------
Operating revenues............................................   $473,581    $428,843    $418,216
                                                                 --------    --------    --------
Operating expenses:
     Recovered natural gas costs..............................    262,571     226,836     235,005
     Other cost of goods sold.................................     10,328       5,805       3,435
     Operations...............................................     95,455      90,509      80,903
     Restructuring costs (note 8).............................     11,213          --          --
     Maintenance..............................................     10,573      10,426       8,636
     Depreciation and amortization............................     28,486      26,311      26,026
     Other taxes, principally property taxes..................     13,251      12,741      11,362
                                                                 --------    --------    --------
Total operating expenses......................................    431,877     372,628     365,367
Operating income..............................................     41,704      56,215      52,849
                                                                 --------    --------    --------
Other income:
     Income from sale of subsidiary (note 9)..................     13,344          --          --
     Income from investments..................................      2,667       2,502         427
     AFUDC equity and other...................................      2,653       1,594         965
                                                                 --------    --------    --------
Income before interest and income taxes.......................     60,368      60,311      54,241
                                                                 --------    --------    --------
Interest income...............................................       (515)       (477)       (567)
Interest expense..............................................     17,842      16,763      17,105
Federal and state taxes on income (note 2)....................     16,979      16,953      14,575
                                                                 --------    --------    --------
Net income....................................................     26,062      27,072      23,128
Dividend requirements on preferred stock......................        288         293         299
                                                                 --------    --------    --------
Earnings applicable to common stock...........................   $ 25,774    $ 26,779    $ 22,829
                                                                 ========    ========    ========
Average number of common shares outstanding...................     13,455      13,397      13,342
                                                                 ========    ========    ========
Earnings per share............................................   $   1.92    $   2.00    $   1.71
                                                                 ========    ========    ========
Dividends declared per common share...........................   $   1.56    $   1.52    $   1.48
                                                                 ========    ========    ========

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996

ASSETS

                           IN THOUSANDS                                1997             1996
                                                                     ---------        ---------
Plant, as cost.....................................................  $ 740,266        $ 701,204
Accumulated depreciation and amortization..........................    216,965          198,389
                                                                     ---------        ---------
Net plant..........................................................    523,301          502,815
                                                                     ---------        ---------
Investments (note 9)...............................................     19,382           17,601
Prepaid benefit plans (note 7).....................................     21,941           26,733
Other long-term assets.............................................      8,064            9,697
Current assets:
     Cash and temporary cash investments...........................      3,672            4,583
     Accounts receivable, less allowances of $4,138 and $3,557.....     32,713           27,143
     Unbilled revenues.............................................      3,708            3,709
     Deferred gas costs............................................     39,764           27,447
     Inventories, at average cost (note 6).........................     30,473           24,699
     Other.........................................................      4,828            6,059
                                                                     ---------        ---------
Total current assets...............................................    115,158           93,640
                                                                     ---------        ---------
Regulatory assets:
     Income taxes..................................................     11,045           12,105
     Other.........................................................     23,228           21,662
                                                                     ---------        ---------
                                                                     $ 722,119        $ 684,253
                                                                     =========        =========

CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements and note 3):
     Common stock equity...........................................  $ 234,378        $ 227,986
     Preferred stock equity........................................      4,917            5,009
     Long-term debt................................................    229,500          196,500
                                                                     ---------        ---------
Total capitalization...............................................    468,795          429,495
                                                                     ---------        ---------
Long-term liabilities:
     Deferred taxes (note 2).......................................     81,770           80,854
     Other long-term liabilities...................................     13,583           16,650
                                                                     ---------        ---------
Total long-term liabilities........................................     95,353           97,504
                                                                     ---------        ---------
Commitments and contingencies (note 9)
Current liabilities:
     Short-term debt (note 5)......................................     51,625           64,650
     Current maturity of long-term debt (note 3)...................      5,000           18,000
     Accounts payable..............................................     41,404           31,858
     Fuel purchase commitments (note 6)............................     22,817           21,332
     Refunds due customers.........................................     25,802           10,427
     Deferred and accrued taxes (note 2)...........................      3,326            3,174
     Other.........................................................      7,997            7,813
                                                                     ---------        ---------
Total current liabilities..........................................    157,971          157,254
                                                                     ---------        ---------
                                                                     $ 722,119        $ 684,253
                                                                     =========        =========

        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   1997                   1996
                                                            -------------------    -------------------
                      IN THOUSANDS                           AMOUNT     PERCENT     AMOUNT     PERCENT
                                                            --------    -------    --------    -------
Common stock equity:
Common stock, $3.33 1/3 par value, authorized 36,000,000
  shares; 13,506,594 and 13,428,244 shares outstanding...   $ 45,025               $ 44,761
Paid-in-capital..........................................    103,126                101,784
Retained earnings........................................     86,227                 81,441
                                                            --------     -----     --------     -----
Total common stock equity................................    234,378      50.0      227,986      53.1
                                                            --------     -----     --------     -----
Cumulative preferred stock; $100 par value, authorized
  200,000 shares; $50 par value, authorized 150,000
  shares
$100 par value:
     5% series; 16,862 shares outstanding................      1,686                  1,686
     4.7% series; 10,127 and 10,627 shares outstanding...      1,013                  1,063
$50 par value:
     7.2% series; 17,710 shares outstanding..............        886                    886
     $3.80 series; 5,315 and 5,693 shares outstanding....        266                    284
     5 5/8% series; 5,199 shares outstanding.............        260                    260
     $3.25 series; 16,125 and 16,599 shares
       outstanding.......................................        806                    830
                                                            --------     -----     --------     -----
Total cumulative preferred stock.........................      4,917       1.0        5,009       1.2
                                                            --------     -----     --------     -----
Long-term debt:
Revolving Credit Agreement, due 2001.....................     18,000                 18,000
6.30% Notes, due 1998....................................      5,000                  5,000
6.00% Notes, due 2000....................................     10,000                 10,000
6.00% Notes, due 2001....................................      5,000                  5,000
7.42% Notes, due 2001....................................     10,000                 10,000
6.625% Notes, due 2002...................................      5,000                  5,000
7.25% Notes, due 2002....................................     20,000                 20,000
7.37 - 7.55% Notes, due 2002.............................     28,000                 28,000
6.00% Notes, due 2003....................................     15,000                 15,000
6.58% Notes, due 2005....................................     10,000                 10,000
6.375% Notes, due 2006...................................     20,000                     --
6.93% Notes, due 2010....................................     10,000                 10,000
9.20% Notes, due 2011....................................      8,500                  8,500
6.43% Notes, due 2020....................................     10,000                 10,000
8.15% Notes, due 2022....................................     12,000                 12,000
7.625% Notes, due 2023...................................     10,000                 10,000
9.70% Notes, due 2031....................................     13,000                 13,000
9.45% Notes, due 2031....................................     25,000                 25,000
                                                            --------     -----     --------     -----
Total long-term debt.....................................    234,500                214,500
Less current maturities..................................      5,000                 18,000
                                                            --------     -----     --------     -----
Long-term debt, net......................................    229,500      49.0      196,500      45.7
                                                            --------     -----     --------     -----
Total capitalization.....................................   $468,795     100.0     $429,495     100.0
                                                            ========     =====     ========     =====


        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995


                                                          COMMON STOCK
                                         -----------------------------------------------    CUMULATIVE
                                                                    PAID-IN     RETAINED    PREFERRED
   IN THOUSANDS EXCEPT SHARE AMOUNTS       SHARES      PAR VALUE    CAPITAL     EARNINGS      STOCK
                                         ----------    ---------    --------    --------    ----------
BALANCE AT SEPTEMBER 30, 1994..........  13,290,491     $ 44,302    $ 99,145    $ 71,942      $5,293
Net income.............................                                           23,128
Dividends declared:
     Preferred stock...................                                             (299)
     Common stock......................                                          (19,748)
Common stock issued:
     DRP*..............................      42,103          140         864
     KESOP*............................      20,800           69         360
Capital stock expense..................                                  (17)
Redemption of preferred stock..........                                  (13)                   (144)
                                         ----------      -------    --------    --------      ------
BALANCE AT SEPTEMBER 30, 1995..........  13,353,394       44,511     100,339      75,023       5,149
Net income.............................                                           27,072
Dividends declared:
     Preferred stock...................                                             (293)
     Common stock......................                                          (20,361)
Common stock issued:
     KESOP*............................      74,850          250       1,467
Redemption of preferred stock..........                                  (22)                   (140)
                                         ----------      -------    --------    --------      ------
BALANCE AT SEPTEMBER 30, 1996..........  13,428,244       44,761     101,784      81,441       5,009
Net income.............................                                           26,062
Dividends declared:
     Preferred stock...................                                             (288)
     Common stock......................                                          (20,988)
Common stock issued:
     KESOP*............................      78,350          264       1,354
Redemption of preferred stock..........                                  (12)                    (92)
                                         ----------      -------    --------    --------      ------
BALANCE AT SEPTEMBER 30, 1997..........  13,506,594     $ 45,025    $103,126    $ 86,227      $4,917
                                         ==========      =======    ========    ========      ======


* Dividend reinvestment and key employee stock option plans.

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995.

                         IN THOUSANDS                              1997        1996        1995
                                                                 --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................   $ 26,062    $ 27,072    $ 23,128
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization............................     28,486      26,311      26,026
     Deferred income taxes....................................      1,603       6,743       6,908
     Gain from sale of subsidiary.............................    (13,344)         --          --
     Investment income and AFUDC..............................     (3,568)     (3,981)     (1,051)
Changes in operating assets and liabilities:
     Accounts receivable......................................     (5,570)     (4,899)      3,249
     Accounts payable.........................................      9,546       2,693       1,871
     Taxes....................................................        525      (2,390)     (3,257)
     Deferred gas costs and refunds due customers.............      3,058     (32,758)     12,492
     Other....................................................     (2,258)    (11,653)      3,162
                                                                 --------    --------    --------
Net cash provided by operating activities.....................     44,540       7,138      72,528
                                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant............................................    (57,638)    (50,731)    (53,336)
Proceeds from sale of subsidiary..............................     17,000          --          --
Proceeds from sale of building................................     10,145          --          --
Proceeds from sale of rental assets...........................         --      20,667          --
Other investments.............................................     (2,171)     (4,623)     (3,553)
                                                                 --------    --------    --------
Net cash used in investing activities.........................    (32,664)    (34,687)    (56,889)
                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock......................................      1,618       1,717       1,416
Dividends on common stock.....................................    (20,988)    (20,361)    (19,748)
Dividends on preferred stock..................................       (288)       (293)       (299)
Issuance of long-term debt....................................     20,000      22,000      20,000
Retirements of preferred stock and long-term debt.............       (104)     (6,662)    (12,157)
Short-term debt...............................................    (13,025)     33,150      (6,250)
                                                                 --------    --------    --------
Net cash provided by (used in) financing activities...........    (12,787)     29,551     (17,038)
                                                                 --------    --------    --------
Net increase (decrease) in cash and temporary cash
  investments.................................................       (911)      2,002      (1,399)
Cash and temporary cash investments at beginning of period....      4,583       2,581       3,980
                                                                 ========    ========    ========
Cash and temporary cash investments at end of period..........   $  3,672    $  4,583    $  2,581
                                                                 ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest (net of amount capitalized).....................   $ 19,229    $ 18,134    $ 16,355
                                                                 ========    ========    ========
     Income taxes.............................................   $ 14,711    $ 11,935    $  8,720
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

NOTE 2

INCOME TAXES

     The components of income tax expense are as follows:

                       IN THOUSANDS                 1997          1996          1995
                                                   -------       -------       -------
          Current:
               Federal...........................  $12,891       $ 8,785       $ 6,699
               State.............................    2,885         1,824         1,368
                                                   -------       -------       -------
                    Total current................   15,776        10,609         8,067
                                                   -------       -------       -------
          Deferred:
               Federal...........................    1,292         5,551         5,799
               State.............................      311         1,192         1,109
                                                   -------       -------       -------
                    Total deferred...............    1,603         6,743         6,908
                                                   -------       -------       -------
          Deferred investment tax credits, net...     (400)         (399)         (400)
                                                   -------       -------       -------
          Total income tax expense...............  $16,979       $16,953       $14,575
                                                   =======       =======       =======

     The annual provision for deferred income taxes is comprised of the following:

                        IN THOUSANDS                 1997          1996         1995
                                                    -------       ------       -------
          Accelerated tax depreciation............  $ 5,557       $3,858       $ 3,681
          Capitalization overheads................     (827)        (418)       (2,225)
          Pension.................................      342          771         1,252
          Demand-side-management costs............     (709)         545         1,569
          Restructuring costs.....................   (2,543)          --            --
          Postretirement benefits.................      348         (537)        1,002
          Investment in MASSPOWER.................   (2,212)         494           602
          Other...................................    1,647        2,030         1,027
                                                    -------       ------       -------
          Total deferred tax expense..............  $ 1,603       $6,743       $ 6,908
                                                    =======       ======       =======

     The Company's effective income tax rate for fiscal years 1997, 1996, and 1995 is 39%, consisting of a federal income tax rate of 35% and state income taxes, net of federal benefit, of 4%. Temporary differences that resulted in deferred income tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

                            IN THOUSANDS                       1997            1996
                                                             --------        --------
          Deferred income tax assets:
          Allowance for doubtful accounts..................  $  1,828        $  1,562
          Restructuring costs..............................     2,543              --
          Inventory and overhead costs.....................     2,943           1,998
          Unamortized investment tax credits...............     3,235           3,495
          Other............................................     2,636           2,461
                                                              -------         -------
               Total deferred income tax assets............    13,185           9,516
                                                              -------         -------
          Deferred income tax liabilities:
          Prepaid pension and other benefits...............    13,746          13,148
          Plant related....................................    78,533          73,759
          Other............................................     5,724           6,884
                                                              -------         -------
               Total deferred income tax liabilities.......    98,003          93,791
                                                              -------         -------
          Net deferred income tax liability................  $ 84,818        $ 84,275
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

     A Key Employee Stock Option Plan provides for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. Options are exercisable upon grant and expire within 10 years from the date of grant. Outstanding options are exercisable through 2002. Option activity is as follows:

                       OPTIONS OUTSTANDING
                         AND EXERCISABLE                   SHARES     OPTION PRICE PER SHARE
          ----------------------------------------------   -------    ----------------------
          September 30, 1994............................   676,500       $ 17.75 - $22.00
          Options exercised.............................   (20,800)      $ 17.75 - $19.63
                                                           -------       ----------------
          September 30, 1995............................   655,700       $ 17.75 - $22.00
          Options exercised.............................   (74,850)      $ 17.75 - $22.00
                                                           -------       ----------------
          September 30, 1996............................   580,850       $ 17.75 - $22.00
          Options exercised.............................   (78,350)      $ 17.75 - $22.00
                                                           -------       ----------------
          September 30, 1997............................   502,500       $ 17.75 - $22.00
                                                           =======       ================

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

     SINKING FUND REQUIREMENTS AND MATURITIES. Annual sinking fund requirements and maturities of long-term debt and preferred stock for the next five years and thereafter are as follows:

                                                   LONG-TERM       PREFERRED          MAXIMUM
                       IN THOUSANDS                  DEBT            STOCK         CASH REQUIRED
                                                   ---------    ---------------    -------------
          1998..................................   $   5,000        $   180          $   5,180
          1999..................................         833            180              1,013
          2000..................................      10,833            143             10,976
          2001..................................      33,833            143             33,976
          2002..................................      53,833            124             53,957
          Thereafter............................     130,168          1,575            131,743
                                                   ---------        -------          ---------
          Total.................................   $ 234,500        $ 2,345          $ 236,845
                                                   =========        =======          =========

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

     FAIR VALUES OF FINANCIAL INSTRUMENTS. The estimated fair values of the Company's financial instruments are as follows:

                                                                              ESTIMATED
                                                                  CARRYING      FAIR
                              IN THOUSANDS                         AMOUNT       VALUE
                                                                  --------    ---------
          September 30, 1997
          Capital lease obligations............................   $    694    $     697
          Long-term debt.......................................   $234,500    $ 245,619

          September 30, 1996
          Capital lease obligations............................   $  1,612    $   1,621
          Long-term debt.......................................   $196,500    $ 220,376

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

     The following rentals were charged to operating expenses:

                                                              CAPITAL         OPERATING
                             IN THOUSANDS                     LEASES           LEASES
                                                              -------         ---------
          1997..............................................  $ 1,096          $10,258
          1996..............................................  $ 1,281          $ 8,007
          1995..............................................  $ 1,281          $ 5,437

     Interest included in capital lease payments was $119,000, $173,000, and $253,000 in 1997, 1996, and 1995, respectively.

NOTE 5

SHORT-TERM DEBT AND LINES OF CREDIT

                             IN THOUSANDS                        1997          1996
                                                               --------      --------
          Unsecured bank lines of credit
               Principal outstanding (thousands).............  $ 26,625      $ 24,650
               Weighted average interest rate................     6.72%         6.18%
          Commercial paper
               Principal outstanding (thousands).............  $ 25,000      $ 40,000
               Weighted average interest rate................     5.62%         5.42%
          Total short-term debt
               Principal outstanding (thousands).............  $ 51,625      $ 64,650
               Weighted average interest rate................     6.19%         5.71%

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

NOTE 7

PENSION AND EMPLOYEE BENEFIT PLANS

     PENSION PLANS. The funded status of the Company's pension plans as of September 30, 1997 and 1996, is as follows:

                             IN THOUSANDS                        1997          1996
                                                               --------      --------
          Vested benefits....................................  $ 61,060      $ 67,364
          Nonvested benefits.................................       978         1,312
                                                               --------      --------
          Accumulated benefit obligation.....................    62,038        68,676
          Additional benefits related to future compensation
            levels...........................................     9,138        11,938
                                                               --------      --------
          Projected benefit obligation.......................    71,176        80,614
          Plan assets at fair value..........................    86,907        92,342
                                                               --------      --------
          Plan assets in excess of plan benefits
            obligation.......................................  $ 15,731      $ 11,728
                                                               ========      ========

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

                             IN THOUSANDS                       1997          1996
                                                               -------       -------
          Unrecognized net gain..............................  $ 9,634       $ 1,970
          Unrecognized prior service cost....................   (4,311)       (4,480)
          Unrecognized net transaction obligation............   (2,683)       (3,866)
          Prepaid pension costs included in the Consolidated
            Balance Sheets...................................   13,091        18,104
                                                               -------       -------
          Plan assets in excess of plan benefit
            obligations......................................  $15,731       $11,728
                                                               =======       =======

     The discount rate and expected long-term rate of return on plan assets used in determining the actuarial present value of projected benefit obligation were 8.0% and 9.0% for both 1997 and 1996. The rate of increase in future compensation levels used was 4.5% for 1997 and 1996. Net pension cost for 1997, 1996, and 1995 included the following components:

                         IN THOUSANDS                    1997        1996        1995
                                                       --------     -------     -------
          Service cost-benefits earned..............   $  1,883     $ 2,052     $ 1,790
          Interest cost on benefit obligations......      5,731       6,292       5,668
          Actual return on plan assets..............    (14,753)     (8,210)     (9,762)
          Net amortization and deferral.............      9,242       2,309       4,431
          Restructuring - early retirement..........      4,923          --          --
                                                       --------     -------     -------
          Net pension cost..........................   $  7,026     $ 2,443     $ 2,127
                                                       ========     =======     =======

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The present value of the accumulated benefit obligation for postretirement benefits other than pensions was $23.5 million and $24.7 million, at September 30, 1997 and 1996, respectively. The expense recognized was $6.6 million, $2.6 million, and $2.7 million for 1997, 1996, and 1995, respectively. The components of expense are as follows:

                         IN THOUSANDS                    1997        1996        1995
                                                        -------     -------     -------
          Interest cost..............................   $ 1,775     $ 1,880     $ 1,872
          Service cost...............................       307         453         445
          Actual return on plan assets...............    (3,649)     (2,355)     (2,848)
          Net amortization...........................     2,352       1,656       2,581
          Deferred...................................     1,815         967         613
          Restructuring - early retirement...........     3,995          --          --
                                                        -------     -------     -------
          Other postretirement benefit expense.......   $ 6,595     $ 2,601     $ 2,663
                                                        =======     =======     =======

     The funded status of the Company's other postretirement benefit plans as of September 30, 1997 and 1996 is as follows:

                             IN THOUSANDS                         1997         1996
                                                                --------     --------
          Retirees...........................................   $ 12,324     $ 12,511
          Fully eligible active employees....................      3,768        4,165
          Other active employees.............................      7,405        7,983
                                                                --------     --------
          Accumulated other postretirement benefit
            obligation.......................................     23,497       24,659
          Fair value of plan assets..........................    (25,772)     (20,791)
          Unrecognized net transition obligation.............    (17,025)     (21,469)
          Unrecognized net gain..............................     11,548        8,069
                                                                --------     --------
          Prepaid other postretirement benefits recorded in
            the Consolidated Balance Sheets..................   $  7,752     $  9,532
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

                                                                   SCHEDULE VIII

                             BAY STATE GAS COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                BALANCE AT      CHARGED TO                       BALANCE AT
                                               BEGINNING OF     COSTS AND                          END OF
                DESCRIPTION                       PERIOD         EXPENSE       DEDUCTIONS(A)       PERIOD
--------------------------------------------   ------------     ----------     -------------     ----------
YEAR ENDED SEPTEMBER 30, 1997
  Allowance for doubtful accounts...........      $3,557          $6,429          $ 5,848          $4,138
YEAR ENDED SEPTEMBER 30, 1996
  Allowance for doubtful accounts...........      $4,232          $5,444          $ 6,119          $3,557
YEAR ENDED SEPTEMBER 30, 1995
  Allowance for doubtful accounts...........      $5,072          $5,007          $ 5,847          $4,232

---------------

(a) Write-off of uncollectible accounts, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAY STATE GAS COMPANY

                                            By    /s/ THOMAS W. SHERMAN

                                             -----------------------------------
                                                      THOMAS W. SHERMAN
                                                  EXECUTIVE VICE PRESIDENT

Date:  December 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                              CAPACITY                    DATE
------------------------------------------  -------------------------------  ----------------

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

/s/ JACK E. MCGREGOR                        Director                         December 8, 1997
------------------------------------------
JACK E. MCGREGOR

/s/ DANIEL J. MURPHY III                    Director                         December 8, 1997
------------------------------------------
DANIEL J. MURPHY III

/s/ GEORGE W. SARNEY                        Director                         December 8, 1997
------------------------------------------
GEORGE W. SARNEY

/s/ CHARLES H. TENNEY II                    Director                         December 8, 1997
------------------------------------------
CHARLES H. TENNEY II

                                 EXHIBIT INDEX

(3) Articles of incorporation and by-laws:

  EXHIBIT
    NO.                      DESCRIPTION                                REFERENCE
-----------    ----------------------------------------  ----------------------------------------
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