Form 10-Q
period 1997-12-31
BAY STATE GAS CO /NEW/
filed 1998-02-12
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1997

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

                                YES (X)   NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                 Outstanding at January 31, 1998
                       -----                 -------------------------------

         Common Stock, $3.33 1/3 par value         13,524,474  Shares

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


      Item 1.  Financial Statements

         Consolidated Statements of Earnings - Three months and
         twelve months ended December 31, 1997 and 1996...................    3

         Consolidated Balance Sheets at December 31, 1997, 1996
         and September 30, 1997...........................................    4

         Consolidated Statements of Capitalization at December 31,
         1997, 1996 and September 30, 1997................................    5

         Consolidated Statements of Cash Flows - Three months and
         twelve months ended December 31, 1997 and 1996...................    6

         Notes to Consolidated Financial Statements.......................    7

         Independent Auditors' Report.....................................   11


      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........   12


PART II.  OTHER INFORMATION


      Item 1.  Legal Proceedings..........................................   16

      Item 2.  Changes in Securities......................................   16

      Item 3.  Defaults Upon Senior Securities............................   16

      Item 4.  Submission of Matters to a Vote of Security Holders........   16

      Item 5.  Other Information..........................................   16

      Item 6.  Exhibits and Reports on Form 8-K...........................   17


      SIGNATURES..........................................................   18

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements


                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                      Three months ended               Twelve months ended
                                                         December 31,                      December 31,
                                                       1997           1996               1997            1996
-------------------------------------------------------------------------------------------------------------
Operating revenues                                 $153,356       $137,006           $489,931        $433,103

Operating expenses:
  Recovered natural gas costs                        79,267         73,485            268,847         229,991
  Other cost of goods sold                            7,518          2,296             15,653           7,553
  Operations                                         28,506         23,401             99,964          90,536
  Merger costs (Note 2)                               1,558              -              1,558               -
  Restructuring costs                                     -              -             11,213               -
  Maintenance                                         2,262          2,940              9,894          11,004
  Depreciation and amortization                       7,465          6,801             29,151          26,597
  Other taxes, principally property taxes             3,166          3,315             13,102          12,887
-------------------------------------------------------------------------------------------------------------
Total operating expenses                            129,742        112,238            449,382         378,568
-------------------------------------------------------------------------------------------------------------
Operating income                                     23,614         24,768             40,549          54,535
-------------------------------------------------------------------------------------------------------------

Other income:
  Income from sale of subsidiary                          -              -             13,344               -
  Income from investments                               341            732              2,276           2,957
  AFUDC equity and other                                464            244              3,055           1,506
-------------------------------------------------------------------------------------------------------------
Income before interest and income taxes              24,419         25,744             59,224          58,998
-------------------------------------------------------------------------------------------------------------

Interest income                                        (134)          (103)              (366)           (340)
Interest expense                                      4,711          4,360             18,194          17,054
Federal and state taxes on income                     8,123          8,283             16,819          16,387
-------------------------------------------------------------------------------------------------------------

Net income                                           11,719         13,204             24,577          25,897
Dividend requirements on preferred stock                 71             73                286             293
-------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                $ 11,648       $ 13,131           $ 24,291        $ 25,604
=============================================================================================================
Average basic number of shares outstanding           13,508         13,437             13,473          13,415
=============================================================================================================
BASIC EARNINGS PER SHARE                           $   0.86       $   0.98           $   1.80        $   1.91
=============================================================================================================
Average diluted number of share outstanding          13,665         13,574             13,605          13,546
=============================================================================================================
DILUTED EARNINGS PER SHARE                         $   0.85       $   0.97           $   1.79        $   1.89
=============================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                $  0.395       $  0.385           $   1.57        $   1.53
=============================================================================================================

        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   December 31,           September 30,
                                                              1997               1996              1997
-------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)                  (Audited)
ASSETS:
Plant, at cost                                            $735,933           $714,454          $740,266
Accumulated depreciation and amortization                  223,453            203,869           216,965
-------------------------------------------------------------------------------------------------------
Net plant                                                  512,480            510,585           523,301
-------------------------------------------------------------------------------------------------------
Investments (note 4)                                        21,975             19,441            19,382
Prepaid benefit plans                                       21,653             19,674            21,941
Other long-term assets                                      11,164              9,709             8,064
Current assets:
     Cash and temporary cash investments                     2,620              7,153             3,672
     Accounts receivable, less allowances of
         $4,288, $2,829 and $4,138                          71,085             61,815            32,713
     Unbilled revenues                                      13,499             10,443             3,708
     Deferred gas costs                                     43,577             42,078            39,764
     Inventories, at average cost                           50,422             27,707            30,473
     Other                                                   4,288              5,271             4,828
-------------------------------------------------------------------------------------------------------
Total current assets                                       185,491            154,467           115,158
-------------------------------------------------------------------------------------------------------
Regulatory assets:
     Income taxes                                           12,148             11,059            11,045
     Other                                                  28,535             31,155            23,228
-------------------------------------------------------------------------------------------------------
                                                          $793,446           $756,090          $722,119
=======================================================================================================

CAPITALIZATION AND LIABILITIES:
Capitalization:
     Common stock equity (note 3)                         $241,048           $236,297          $234,378
     Preferred stock equity                                  4,917              5,010             4,917
     Long-term debt, net                                   234,028            216,500           229,500
-------------------------------------------------------------------------------------------------------
Total capitalization                                       479,993            457,807           468,795
-------------------------------------------------------------------------------------------------------
Long-term liabilities:
     Deferred taxes                                         85,910             81,184            81,770
     Other long-term liabilities                            21,268             17,163            13,583
-------------------------------------------------------------------------------------------------------
Total long-term liabilities                                107,178             98,347            95,353
-------------------------------------------------------------------------------------------------------
Commitments and contingencies  (note 4)
Current liabilities:
     Short-term debt                                        90,000             86,500            51,625
     Current maturity of long-term debt                      5,000             18,000             5,000
     Accounts payable                                       56,524             47,783            41,404
     Fuel purchase commitments                              24,067             22,988            22,817
     Refunds due customers                                  17,558              9,862            25,802
     Deferred and accrued taxes                              5,720              7,269             3,326
     Other                                                   7,406              7,534             7,997
-------------------------------------------------------------------------------------------------------
Total current liabilities                                  206,275            199,936           157,971
-------------------------------------------------------------------------------------------------------
                                                          $793,446           $756,090          $722,119
=======================================================================================================

        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (In thousands)

                                                                   December 31,             September 30,
                                                                1997              1996               1997
---------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)                  (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
     36,000,000 shares; 13,515,094, 13,443,594 and
     13,506,594 shares outstanding                          $ 45,035          $ 44,812           $ 45,025
Paid-in-capital                                              103,475           102,089            103,126
Retained earnings                                             92,538            89,396             86,227
---------------------------------------------------------------------------------------------------------
Total common stock equity                                    241,048           236,297            234,378
---------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
     Redeemable cumulative preferred stock                     4,917             5,010              4,917
---------------------------------------------------------------------------------------------------------
Total cumulative preferred stock                               4,917             5,010              4,917
---------------------------------------------------------------------------------------------------------

Long-term debt:
     Revolving credit agreement                               18,000            18,000             18,000
     Notes                                                   221,028           216,500            216,500
---------------------------------------------------------------------------------------------------------
Total long-term debt                                         239,028           234,500            234,500
Less current maturities of long-term debt                      5,000            18,000              5,000
---------------------------------------------------------------------------------------------------------
Long-term debt, net                                          234,028           216,500            229,500
---------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                        $479,993          $457,807           $468,795
=========================================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                         Three months ended           Twelve months ended
                                                                            December 31,                   December 31,
                                                                          1997           1996            1997           1996
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 11,719       $ 13,204        $ 24,577       $ 25,897
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                          7,465          6,801          29,151         26,597
  Deferred income taxes                                                  3,274          1,744           3,133          8,203
  Gain from sale of subsidiary                                               -              -         (13,344)             -
  Investment income and AFUDC                                             (800)          (824)         (4,067)        (4,242)
Changes in operating assets and liabilities:
  Accounts receivable                                                  (38,372)       (34,672)         (9,270)        (9,429)
  Unbilled revenues                                                     (9,791)        (6,734)         (3,056)         1,702
  Accounts payable                                                      15,120         15,924           8,741          3,865
  Taxes                                                                  2,157          3,727          (1,045)        (3,682)
  Deferred gas costs and refunds due customers                         (12,057)       (15,196)          6,197        (34,142)
  Other                                                                  1,361         (2,518)          3,154        (11,337)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    (19,924)       (18,544)         44,171          3,432
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                                     (16,912)       (14,910)        (60,650)       (49,957)
Proceeds from sale of subsidiary                                             -              -          17,000              -
Proceeds from sale of building                                               -              -          10,145              -
Other investments                                                       (2,072)          (933)         (3,310)        (4,572)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (18,984)       (15,843)        (36,815)       (54,529)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                   359            356           1,609          1,648
Dividends on common stock                                               (5,335)        (5,176)        (21,147)       (20,525)
Dividends on preferred stock                                               (71)           (73)           (286)          (293)
Issuances of long-term debt                                              4,528         20,000           4,528         25,000
Retirements of preferred stock and long-term debt                            -              -             (93)        (5,134)
Short-term debt                                                         38,375         21,850           3,500         52,550
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     37,856         36,957         (11,889)        53,246
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS                                        (1,052)         2,570          (4,533)         2,149
Cash and temporary cash investments at beginning of period               3,672          4,583           7,153          5,004
----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                  $  2,620       $  7,153        $  2,620       $  7,153
============================================================================================================================
Supplemental cash flow information: Cash paid during the period for:

  Interest (net of amounts capitalized)                               $  5,479       $  5,799       $  18,908      $  19,231
============================================================================================================================
  Income taxes                                                        $  2,122       $  2,509       $  14,324      $  11,441
============================================================================================================================

        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the Company's annual report to shareholders for the year ended September 30, 1997.

Because of the seasonal nature of the Company's business, the results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results for the full fiscal year.

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which changes the method for computing earnings per share and requires the Company to present basic and diluted earnings per share. All prior periods have been restated to reflect the application of Statement No. 128.

NOTE 2 - MERGER COSTS

On December 18, 1997 the Company signed a definitive Merger Agreement with NIPSCO Industries, Inc., a holding company in Indiana that is exempt from all provisions of the Public Utility Holding Company Act of 1935, except section 9
(a) 2. The agreement was filed on December 30, 1997 on Form 8-K, which outlines the various management actions that must be taken to consummate the merger, as well as the shareholder, federal and state regulatory approvals that must be received before this merger can be effective. The Company expects that all such approvals will be received in the fall of 1998. The Company has recorded $1.6 million of merger related costs for legal, consulting, and business advisory services. In future quarters, the Company expects to incur $6 million in additional merger costs.

NOTE 3 - CAPITALIZATION

KESOP. A Key Employee Stock Option Plan provides for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. Options are exercisable upon grant and expire within 10 years from the date of grant. Outstanding options are exercisable through 2002. Option activity for the quarter is as follows:

          -------------------------------------------------------
            Options outstanding and exercisable           Shares
          -------------------------------------------------------
          September 30, 1997                              502,500
          -------------------------------------------------------
          Options issued                                  107,915
          -------------------------------------------------------
          Options exercised                                (8,500)
          -------------------------------------------------------
          December 31, 1997                               601,915
          =======================================================

FINANCING. On January 9, 1998, the Company executed a sale/leaseback of 158,000 automatic meter reading devices with Fleet Capital Corporation. The Company received $18.0 million from the sale and will use the proceeds to reduce short-term debt and pay general corporate expenses. The leaseback qualifies as an operating lease for accounting and tax purposes and has a term of 11 years.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996
(Unaudited)

PREFERRED STOCK REDEMPTION. On January 23, 1998, the Company provided a notice of redemption to holders of record of Bay State Preferred Shares, and effective March 1, 1998, all Bay State Preferred Shares will be redeemed and will no longer be outstanding.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPACITY REQUIREMENTS. The Company currently transports natural gas imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). Portland Natural Gas Transmission System ("PNGTS"), a long-term capacity addition, is currently planned by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipeline link with Canadian gas suppliers. This project has been certificated by the Federal Energy Regulatory Commission ("FERC") and plans to provide service by November 1998. As insurance against a possible delay, the Company has secured an option from PPLC to extend its lease until April 1999.

INVESTMENTS. The following table summarizes the Company's investments (in thousands):

                                Ownership       Investments at December 31,
                               percentages          1997            1996
     ----------------------------------------------------------------------
    PNGTS                         17.8%           $13,767          $8,873
    Wells LNG                    100.0%             8,174           7,507
    MASSPOWER                       --                  -           2,852
    Other                           --                 34             209
    -----------------------------------------------------------------------
    Total                                         $21,975         $19,441
    -----------------------------------------------------------------------

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

Wells LNG is a proposed 2 Bcf liquefied natural gas storage facility to be located in Wells, Maine. In July 1997, the FERC issued a favorable Final Environmental Impact Statement to the Company that found the facility is environmentally acceptable and can be constructed and operated with limited adverse environmental impact. While the project was originally proposed in late 1994, and has received all other required authorizations, completion of the project is not expected before the winter of 2000-2001 and remains subject to final approval by the FERC.

Additional investments by the Company will be required in 1998 and later years to complete these projects. Amounts invested in PNGTS and Wells LNG consist principally of the Company's share of the costs of developing each project and the carrying cost on these expenditures. Full recovery of these investments is dependent upon the receipt of satisfactory regulatory treatment.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996
(Unaudited)

ACQUISITION. On November 18, 1997 EnergyUSATM, a nonregulated subsidiary of Bay State Gas, purchased 100% of the outstanding stock of Savage-ALERT, Inc. ("Savage"). In accordance with Accounting Principles Board Opinion No. 16 the Company adopted the purchase method of accounting and has recorded the operating results of Savage for the two months ended December 31, 1997, as well as the assets and related liabilities as of October 31, 1997. The results of this acquisition are not material to the consolidated financial statements.

LONG-TERM OBLIGATIONS. The Company has long-term contracts for the purchase, storage, and transportation of approximately half of the Company's gas supplies. Certain of these contracts contain minimum purchase provisions, which in the opinion of management, are not in excess of the Company's requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, the Company has accrued $4.9 million with an offsetting charge to a regulatory asset. Environmental expenditures for the quarters ended December 31, 1997 and 1996 were $586,000 and $258,000, respectively. Exclusive of amounts accrued for future expenditures, at December 31, 1997 and 1996, approximately $5.9 million and $4.8 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs are being recovered from customers over five to 10 years.

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

Bay State recently received approval from the Massachusetts Department of Telecommunications and Energy for new rates associated with a unique "two-year rate plan," which is a form of a price-cap incentive rate mechanism. The plan was developed through a settlement process involving the Massachusetts Attorney General's Office, the Massachusetts Division of Energy Resources, and Local 273 of the Utility Workers Union of America.

As a result of this settlement, beginning on January 1, 1998, Bay State's rates increased $1.8 million on an annual basis in order to recover safety-related and compliance-related costs associated with maintenance of its natural gas pipeline distribution system. In addition, as part of the settlement, Bay State agreed to share earnings above an 11.4% return of equity, on a 50/50 basis, with its customers and shareholders. Due to its fiscal 1997 financial performance, the Company will reduce rates to customers by $206,000 from January 1, 1998 through October 31, 1998.

LITIGATION. The Company is involved in various legal actions and claims arising in the normal course of business. Based on its current assessment of the facts of law, and consultation with outside counsel, management does not believe that the outcome of any action or claim will have a material adverse effect upon the consolidated financial position, results of operations, or liquidity of the Company.

Notes to Consolidated Financial Statements
December 31, 1997 and 1996
(Unaudited)

NOTE 5 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended December 31, 1997, and for the years ended September 30 are set forth below.

                                                           Year ended September 30
                                       December  -------------------------------------------
(Dollars in thousands)                     1997     1997     1996     1995     1994     1993
                                       -----------------------------------------------------
Earnings:
  Net income                            $24,577  $26,062  $27,072  $23,128  $24,485  $22,807
  Adjustments:
    Income taxes                         16,819   16,979   16,953   14,575   15,642   13,726
    Fixed charges (see below)            21,788   21,192   20,187   19,365   17,359   15,906
                                       -----------------------------------------------------
Total adjusted earnings                 $63,184  $64,233  $64,212  $57,068  $57,486  $52,439
                                       =====================================================

Fixed charges:
  Total interest expense                $18,582  $18,255  $17,345  $17,300  $15,305  $13,610
  Interest component of rents             3,206    2,937    2,842    2,065    2,054    2,296
                                       -----------------------------------------------------
Total fixed charges                     $21,788  $21,192  $20,187  $19,365  $17,359  $15,906
                                       =====================================================

Ratio of earnings to fixed charges         2.90     3.03     3.18     2.95     3.31     3.30
                                       =====================================================

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Bay State Gas Company



We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for the three months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1997, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and, in our report dated October 22, 1997, we expressed an unqualified opinion on those consolidated financial statements.



                                                           KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 19, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

EARNINGS AND DIVIDENDS

For the three months ended December 31, 1997, operating revenues were $153.4 million, up from $137.0 million in the prior year, while diluted earnings per average common share was $0.85 versus $0.97 a year earlier. The decrease in earnings per share is primarily attributable to costs relating to the Company's previously announced planned merger with NIPSCO Industries, Inc. resulting in decreased earnings per share of approximately $0.11. In addition, earnings were negative affected by the recording of $0.07 per share in additional compensation expense related to Bay State's stock-based incentive pay plan. Weather, which was about 4% colder than normal, improved earning by $0.05 per share. Excluding the effect of these items, weather- and merger-adjusted earnings this past quarter would have been $0.99 per share, compared to normalized earnings per share of $0.99 for the same period last year.

For the twelve-month period ended December 31, 1997, diluted earnings per average common share were $1.79 compared to $1.89 for the same period the year before. The company added about 4,600 customers during the past 12 months, which will support future earnings.

Dividends declared per common share were $.395 for the three-month period ended December 31, 1997, compared to $.385 for the same period last year. This quarterly dividend represents an annualized dividend rate of $1.58 per common share, up from the $1.54 annualized dividend last year. For the twelve-month period ended December 31, 1997, dividends declared were $1.57, compared to $1.53 for the same period in the prior year.

OPERATING REVENUES

Revenues and income before interest and taxes for the Company's three business segments for the three months ended December 31, 1997 and 1996 were as follows:

                                     Operating            Income (loss) before
                                      revenues             interest and taxes
 -----------------------------------------------------------------------------
 In thousands                      1997         1996         1997         1996
 -----------------------------------------------------------------------------
 Utility                       $142,932     $132,658      $24,459      $25,408
 Energy Products & Services      12,060        5,582         (448)        (319)
 Energy Ventures                      -            -          408          655
 Eliminations                    (1,636)      (1,234)           -            -
 ------------------------------------------------------------------------------
 Total                         $153,356     $137,006      $24,419      $25,744
 ------------------------------------------------------------------------------

UTILITY

The following table details the components of Utility revenues for the three months ended December 31, 1997 and 1996:

       In thousands                                   1997      1996
       -------------------------------------------------------------
       Transportation revenues                    $ 58,837  $ 54,628
       Natural gas sales                            79,267    73,485
       -------------------------------------------------------------
       Transportation and natural gas sales        138,104   128,113
       Other revenues                                4,828     4,545
       -------------------------------------------------------------
       Total revenues                             $142,932  $132,658
       -------------------------------------------------------------

Primarily as the result of colder weather, transportation revenues increased 7.7% for the three months ended December 1997 compared to the same period last year. For the three-month period ended December 31, 1997, the weather was 4.4% colder than normal and 6.3% colder than the comparative period in 1996. Revenues were also positively impacted in fiscal year 1997 by the addition of 4,600 customers and changes in gas usage per customer.

For the three-month period ended December 31, 1997, revenues from natural gas sales grew by 7.9%, primarily due to higher billed gas costs in the current fiscal year and a larger number of customers.

Other revenues primarily consist of customer service revenues, merchandise sales, utility consulting revenues, conversion burner rentals, and liquefaction services. The increase in other revenues for the comparable three-month periods is primarily the result of utility consulting revenue.

ENERGY PRODUCTS & SERVICES

The following table details the components of Energy Products & Services revenues for the three months ended December 31, 1997 and 1996:

            In thousands                      1997        1996
            --------------------------------------------------
            EnergyUSA(TM)
              Home Services(SM)             $5,705      $5,413
              Business Services(SM)          4,812         169
            EnergyEXPRESS(TM)                1,543           -
            ---------------------------------------------------
            Total                          $12,060      $5,582
            ---------------------------------------------------

The significant increase in Business Service(SM) revenues is primarily due to the growth of the energy advisory service business and the November 1997 acquisition of Savage-ALERT, Inc. In November 1997, EnergyUSA(TM) purchased 100% of the outstanding stock of Savage-ALERT, Inc. The operating results of Savage for the two months ended December 31, 1997 increased revenues by $2.1 million.

ENERGY VENTURES

Energy Ventures develops business opportunities and projects which are closely related to the Company's core businesses. Currently this segment participates in the development of two major projects: PNGTS and the Wells LNG facility ("Wells LNG"). Current year earnings are from the PNGTS and Wells LNG investment in the form of Investment Income and Allowance for Funds Used During Construction ("AFUDC"). Prior year earnings also include earnings from the investment in MASSPOWER of $450,000. This investment was sold in fiscal 1997.

OPERATING EXPENSES

Total operating expenses, for the three months ended December 31, 1997 were $129.7 million, compared to $112.2 million for the prior year. Operating expenses for the twelve-month period ended December 31, 1997 were $449.3 million compared to $378.6 million for the prior twelve months. The increase for the three-month period is primarily attributable to merger costs, outside services and bad debts. The increase for the twelve-month period is primarily attributable to the write-off of restructuring costs discussed in the 1997 annual report.

YEAR 2000 COSTS

A Company-wide program is underway to prepare the Company's computer systems and applications for the year 2000. It is anticipated that internal staff costs as well as consulting and other expenses will be incurred during this program. An assessment study has begun which is anticipated to cost approximately $700,000. This study will determine the scope of the Company's year 2000 problem, develop a framework for addressing those problems and provide an estimate of the cost of resolution. The study will be completed by summer 1998. If the replacement of certain systems is the recommended course of action, the cost of those replacement systems would be recorded as assets and amortized. All other costs associated with this issue will be expensed in the period incurred.

INTEREST EXPENSE AND DIVIDEND REQUIREMENTS ON PREFERRED STOCK

Interest expense for the three-month period ended December 31, 1997 was $4.7 million, compared to $4.4 million for the same period last year. For the twelve months ended December 31, 1997, interest expense was $18.2 million, compared to $17.1 million for 1996. The increase in interest expense for the twelve month period is primarily the result of increased levels of long- and short-term debt.

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

Total net short-term debt is up approximately $3.5 million from December 31, 1996 to December 31, 1997.

Cash flows from operating activities have increased over the twelve-month period ending December 31, 1997, primarily due to deferred gas costs and refunds due customers .

Capital expenditures for plant increased by $2.0 million for the three-month period and $10.7 million for the twelve-month period ended December 31, 1997, as compared to the year before. The increase is primarily attributable to the increased spending on automated meter reading devices which were financed through a sale/leaseback in January 1998 as discussed in Note 3. The sale of a subsidiary and the sale/leaseback of Bay State's Westborough headquarters building and 10 acres of land provided additional cash of $17.0 million and $10.1 million, respectively, during the twelve months ended December 1997.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceedings instituted in the first quarter of 1998, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 9, 1997, a notice of the annual meeting of common shareholders, a proxy and a proxy statement were sent to shareholders.

         At the annual meeting held on January 22, 1998, shareholders approved the following items :

         1. To elect the following two directors for terms of three years expiring at the annual meeting of shareholders in 2001:

                Nominee                      Jack E. McGregor    Joel L. Singer

                Votes for:                         11,196,337        11,192,012
                Votes against or withheld:            185,720           190,045
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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

               15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702
               27.     Financial Data Schedule

         (b) Reports on Form 8-K

             Reports on Form 8-K for the quarter ended December 31, 1997:

               Date Filed              Items Reported
               ----------              --------------

               December 31, 1997       Item 5.  Other Events
                                       Item 7.  Financial Statements, Pro Forma
                                                Financial Information and
                                                Exhibits

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BAY STATE GAS COMPANY
                                        ----------------------------------------
                                        (Registrant)




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



Date:  February 11, 1998