Form 10-Q
period 1998-03-31
BAY STATE GAS CO /NEW/
filed 1998-05-13
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1998

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

                          YES (X)   NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at April 30, 1998
              -----                          -----------------------------

Common Stock, $3.33 1/3 par value                  13,525,014  Shares

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

         Consolidated Statements of Earnings - Three months, six months and
         twelve months ended March 31, 1998 and 1997................................    3

         Consolidated Balance Sheets at March 31, 1998, 1997
         and September 30, 1997.....................................................    5

         Consolidated Statements of Capitalization at March 31,
         1998, 1997 and September 30, 1997..........................................    6

         Consolidated Statements of Cash Flows - Six months and
         twelve months ended March 31, 1998 and 1997................................    7

         Notes to Consolidated Financial Statements.................................    8

         Independent Auditors' Report...............................................   11


      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................   12


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings....................................................   16

      Item 2.  Changes in Securities................................................   16

      Item 3.  Defaults Upon Senior Securities......................................   16

      Item 4.  Submission of Matters to a Vote of Security Holders..................   16

      Item 5.  Other Information....................................................   16

      Item 6.  Exhibits and Reports on Form 8-K.....................................   16


      SIGNATURES....................................................................   17

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements


                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                           Three months ended                  Six months ended
                                                                March 31,                           March 31,
                                                           1998              1997              1998              1997
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $173,557          $199,894          $326,953          $336,946

Operating expenses:
Recovered natural gas costs                              86,597           117,092           165,864           190,577
  Other cost of goods sold                                8,338             3,120            15,856             5,417
  Operations                                             26,425            25,084            54,972            48,530
  Merger costs (Note 2)                                   1,009                 -             2,567                 -
  Maintenance                                             2,704             2,385             4,966             5,325
  Depreciation and amortization                           7,389             7,350            14,854            14,150
  Other taxes, principally property taxes                 3,913             3,696             7,079             7,011
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                136,375           158,727           266,158           271,010
----------------------------------------------------------------------------------------------------------------------
Operating income                                         37,182            41,167            60,795            65,936
----------------------------------------------------------------------------------------------------------------------

Other income:
  Income from investments                                   523               692               863             1,423
  AFUDC equity and other                                    806               538             1,270               784
----------------------------------------------------------------------------------------------------------------------
Income before interest and income taxes                  38,511            42,397            62,928            68,143
----------------------------------------------------------------------------------------------------------------------

Interest income                                             (43)              (71)              (96)             (172)
Interest expense                                          4,969             4,517             9,599             8,877
Federal and state taxes on income                        13,519            15,017            21,641            23,300
----------------------------------------------------------------------------------------------------------------------

Net income                                               20,066            22,934            31,784            36,138
Dividend requirements on preferred stock                     47                72               118               144
----------------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                    $ 20,019          $ 22,862          $ 31,666          $ 35,994
======================================================================================================================
Average number of shares outstanding - basic             13,521            13,442            13,514            13,440
======================================================================================================================
BASIC EARNINGS PER SHARE                               $   1.48          $   1.70          $   2.34          $   2.68
======================================================================================================================
Average number of shares outstanding - diluted           13,787            13,574            13,743            13,584
======================================================================================================================
DILUTED EARNINGS PER SHARE                             $   1.45          $   1.68          $   2.30          $   2.65
======================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                    $  0.395          $  0.385          $   0.79          $   0.77
======================================================================================================================

        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                                        Twelve months ended
                                                              March 31,
                                                         1998            1997
-----------------------------------------------------------------------------
Operating revenues                                   $463,735        $451,653

Operating expenses:
  Recovered natural gas costs                         238,352         248,746
  Other cost of goods sold                             20,869           7,903
  Operations                                          101,452          89,012
  Restructuring costs                                  11,213               -
  Merger costs (Note 2)                                 2,567               -
  Maintenance                                          10,210          10,503
  Depreciation and amortization                        29,190          27,562
  Other taxes, principally property taxes              13,319          13,062
-----------------------------------------------------------------------------
Total operating expenses                              427,172         396,788
-----------------------------------------------------------------------------
Operating income                                       36,563          54,865
-----------------------------------------------------------------------------

Other income:
  Income from sale of subsidiary                       13,344               -
  Income from investments                               2,107           2,304
  AFUDC equity and other                                3,322           1,616
-----------------------------------------------------------------------------
Income before interest and income taxes                55,336          58,785
-----------------------------------------------------------------------------

Interest income                                          (212)           (324)
Interest expense                                       18,518          17,112
Federal and state taxes on income                      15,321          16,711
-----------------------------------------------------------------------------

Net income                                             21,709          25,286
Dividend requirements on preferred stock                  261             289
-----------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                  $ 21,448        $ 24,997
=============================================================================
Average number of shares outstanding - basic           13,494          13,426
=============================================================================
BASIC EARNINGS PER SHARE                             $   1.59        $   1.86
=============================================================================
Average number of shares outstanding - diluted         13,685          13,569
=============================================================================
DILUTED EARNINGS PER SHARE                           $   1.57        $   1.84
=============================================================================
DIVIDENDS DECLARED PER COMMON SHARE                  $   1.58        $   1.54
=============================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              March 31,        September 30,
                                                                      1998             1997             1997
------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)                (Audited)
ASSETS:
Plant, at cost                                                    $737,882         $720,631         $740,266
Accumulated depreciation and amortization                          225,546          208,521          216,965
------------------------------------------------------------------------------------------------------------
Net plant                                                          512,336          512,110          523,301
------------------------------------------------------------------------------------------------------------
Investments (note 4)                                                28,552           20,228           19,382
Prepaid benefit plans                                               21,366           18,851           21,941
Other long-term assets                                              15,635            9,029            8,064
Current assets:
     Cash and temporary cash investments                             5,631           15,605            3,672
     Accounts receivable, less allowances of
     $5,367, $5,824 and $4,138                                      96,440           91,952           32,713
     Unbilled revenues                                               9,577            9,989            3,708
     Deferred gas costs                                             24,895           21,014           39,764
     Inventories, at average cost                                   23,778           19,486           30,473
     Other                                                           4,981            5,478            4,828
------------------------------------------------------------------------------------------------------------
Total current assets                                               165,302          163,524          115,158
------------------------------------------------------------------------------------------------------------
Regulatory assets:
     Income taxes                                                   12,499           10,914           11,045
     Other                                                          27,635           32,259           23,228
------------------------------------------------------------------------------------------------------------
                                                                  $783,325         $766,915         $722,119
============================================================================================================

CAPITALIZATION AND LIABILITIES:
Capitalization: (note 3)
     Common stock equity                                          $255,774         $253,939         $234,378
     Preferred stock equity                                              -            5,010            4,917
     Long-term debt, net                                           238,592          216,500          229,500
------------------------------------------------------------------------------------------------------------
Total capitalization                                               494,366          475,449          468,795
------------------------------------------------------------------------------------------------------------
Long-term liabilities:
     Deferred taxes                                                 88,820           81,574           81,770
     Other long-term liabilities                                    20,215           16,539           13,583
------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                        109,035           98,113           95,353
------------------------------------------------------------------------------------------------------------
Commitments and contingencies  (note 4)
Current liabilities:
     Short-term debt                                                62,691           69,500           51,625
     Current maturity of long-term debt                              5,247           18,000            5,000
     Accounts payable                                               47,271           52,654           41,404
     Fuel purchase commitments                                      14,343           12,008           22,817
     Refunds due customers                                          25,017           10,457           25,802
     Deferred and accrued taxes                                     17,613           22,789            3,326
     Other                                                           7,742            7,945            7,997
------------------------------------------------------------------------------------------------------------
Total current liabilities                                          179,924          193,353          157,971
------------------------------------------------------------------------------------------------------------
                                                                  $783,325         $766,915         $722,119
============================================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (In thousands)

                                                                          March 31,           September 30,
                                                                   1998               1997             1997
-----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)                (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
     36,000,000 shares; 13,525,014, 13,441,974 and
     13,506,594 shares outstanding                             $ 45,094           $ 44,812         $ 45,025
Paid-in-capital                                                 103,461            102,045          103,126
Retained earnings                                               107,219            107,082           86,227
-----------------------------------------------------------------------------------------------------------
Total common stock equity                                       255,774            253,939          234,378
-----------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
     Redeemable cumulative preferred stock                            -              5,010            4,917
-----------------------------------------------------------------------------------------------------------
Total cumulative preferred stock                                      -              5,010            4,917
-----------------------------------------------------------------------------------------------------------

Long-term debt:
     Revolving credit agreement                                       -             18,000           18,000
     Notes                                                      243,839            216,500          216,500
-----------------------------------------------------------------------------------------------------------
Total long-term debt                                            243,839            234,500          234,500
Less current maturities of long-term debt                         5,247             18,000            5,000
-----------------------------------------------------------------------------------------------------------
Long-term debt, net                                             238,592            216,500          229,500
-----------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                           $494,366           $475,449         $468,795
===========================================================================================================

           The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                       Six months ended                Twelve months ended
                                                                           March 31,                         March 31,
                                                                      1998             1997             1998             1997
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 31,784         $ 36,138         $ 21,709         $ 25,286
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                     14,854           14,150           29,190           27,562
  Deferred income taxes                                             (5,316)             779           (6,140)           7,174
  Gain from sale of subsidiary                                           -                -          (13,344)               -
  Investment income and AFUDC                                       (1,799)          (1,817)          (3,909)          (3,659)
Changes in operating assets and liabilities:
  Accounts receivable                                              (61,006)         (64,809)          (1,767)         (11,542)
  Unbilled revenues                                                 (5,869)          (6,280)             412              (32)
  Accounts payable                                                   3,899           20,796           (7,351)          12,025
  Taxes                                                             25,156           20,747            6,582           (1,245)
  Deferred gas costs and refunds due customers                      14,084            6,463           10,679          (19,689)
  Other                                                             (2,856)          (5,379)          (4,636)         (10,046)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           12,931           20,788           31,425           25,834
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                                 (25,588)         (23,576)         (54,390)         (52,586)
Proceeds from sale of subsidiary                                         -                -           17,000                -
Proceeds from sale of assets                                        21,985                -           32,130                -
Other investments                                                   (7,941)            (855)          (9,257)          (1,932)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (11,544)         (24,431)         (14,517)         (54,518)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                               404              311            1,698              786
Dividends on common stock                                          (10,674)         (10,352)         (21,311)         (20,675)
Dividends on preferred stock                                          (118)            (144)            (261)            (289)
Issuances of long-term debt                                         30,000           20,000           30,000           25,000
Retirements of preferred stock and long-term debt                  (30,106)               -          (30,199)             (37)
Short-term debt                                                     11,066            4,850           (6,809)          28,500
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    572           14,665          (26,882)          33,285
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS                                     1,959           11,022           (9,974)           4,601
Cash and temporary cash investments at beginning of period           3,672            4,583           15,605           11,004
------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period              $  5,631         $ 15,605         $  5,631         $ 15,605
==============================================================================================================================
Supplemental cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                           $ 10,265         $  9,784         $ 19,710         $ 19,240
==============================================================================================================================
  Income taxes                                                    $  2,559         $  2,513         $ 14,757         $  9,976
==============================================================================================================================

SUPPLEMENTARY NON-CASH INFORMATION:
In November 1997, all the common stock of Savage-Alert, Inc. was acquired through a combination of cash and long-term notes. The non-cash portion of this transaction amounted to $3.8 million in note issuances.


        The accompanying notes are an integral part of these statements.

               Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the annual report to shareholders for the fiscal year ended September 30, 1997 and the subsequent quarterly report of December 31, 1997.

Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full fiscal year.

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," has been adopted, which requires the presentation of basic and diluted earnings per share. Dividends paid to preferred stockholders are subtracted from net income to arrive at earnings applicable to common stock. Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period. The difference between average number of shares outstanding-basic and average number of shares outstanding-diluted is the dilutive effect of options outstanding under the Key Employee Stock Option Plan (note 3.) Earnings per share amounts for all periods have been restated to conform to SFAS 128.

NOTE 2 - MERGER

On May 27, 1998, at a Special Meeting of the Common Shareholders, the Company's Common Shareholder's will be asked to consider and vote upon the Agreement and Plan of Merger dated December 18, 1997, as amended and restated as of March 4, 1998, by and between NIPSCO Industries, Inc. ("Industries") and the Company that provides for the merger of Bay State with and into a corporation to be organized as a wholly owned subsidiary of Industries. Consummation of the merger is subject to satisfaction of certain conditions, including obtaining regulatory approvals. Assuming timely regulatory approvals, it is expected that the closing of the merger will occur before September 30, 1998. Petitions have been filed with each state regulatory agency seeking approval of the merger.

NOTE 3 - CAPITALIZATION

KESOP. A Key Employee Stock Option Plan provides for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. Options are exercisable upon grant and expire within 10 years from the date of grant. Outstanding options are exercisable through 2002. Option activity for the quarter is as follows:

       ------------------------------------------------------------
            Options outstanding and exercisable            Shares
       ------------------------------------------------------------
       December 31, 1997                                   601,915
       ------------------------------------------------------------
       Options issued                                            -
       ------------------------------------------------------------
       Options exercised                                   (13,000)
       ------------------------------------------------------------
       March 31, 1998                                      588,915
       ============================================================

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)

LONG-TERM DEBT ISSUANCE. On February 11, 1998, $30 million of 6.26% notes to mature in 2028 were issued. $25 million of the proceeds were used to pay down an outstanding $25 million, 9.45% note and $4.9 million were used to retire outstanding preferred stock.

PREFERRED STOCK REDEMPTION. On January 23, 1998, notice of redemption was provided to holders of record of preferred shares, and effective March 1, 1998, all preferred shares were redeemed and are no longer outstanding.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPACITY REQUIREMENTS. Natural gas imported from Canada is transported through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). Portland Natural Gas Transmission System ("PNGTS"), a long-term capacity addition, is currently planned by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipeline link with Canadian gas suppliers. This project has been certificated by the Federal Energy Regulatory Commission ("FERC") and plans to provide service by November 1998. To guarantee the availability of supply in case of a possible delay in PNGTS construction, an option has been secured from PPLC to extend its lease until April 1999.

INVESTMENTS. The following table summarizes investments (in thousands):

                              1998
                            Ownership    Investments at March 31,
                           percentages      1998         1997
 ----------------------------------------------------------------
 PNGTS                        19.06%      $20,037      $ 9,701
 Wells LNG                    100.0%        8,481        7,078
 MASSPOWER                        --            -        3,415
 Other                            --           34           34
 ----------------------------------------------------------------
 Total                                    $28,552      $20,228
 ----------------------------------------------------------------

PNGTS is an interstate pipeline that will extend 292 miles from the U.S./Canada border to the New Hampshire-Massachusetts border. The FERC issued a Certificate of Public Convenience and Necessity for the PNGTS project in September 1997. The project has secured contracts for service to the New England market and has received all of its other necessary regulatory approvals. PNGTS to plans to begin construction in early June 1998, with an in-service date by November 1998.

On March 31, 1998, an additional 1.3% ownership interest in PNGTS was acquired when one of the partners left the project and sold its interest at book value to the partnership. On April 3, 1998, 50% of the Company's 19.06% ownership interest in PNGTS was sold to Industries at book value.

Wells LNG is a proposed 2 Bcf liquefied natural gas storage facility to be located in Wells, Maine, which has received all required authorizations, except final approval by the FERC, which is expected during the summer of 1998. Completion of Wells LNG is not expected before the winter of 2000-2001.

Amounts invested in PNGTS and Wells LNG consist principally of the Company's share of the costs of developing each project and the carrying cost on these expenditures. Full recovery of these investments is dependent upon the receipt of satisfactory regulatory treatment.

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)

LONG-TERM OBLIGATIONS. Long-term contracts are in place for the purchase, storage, and transportation of approximately half of the Company's gas supplies. Certain of these contracts contain minimum purchase provisions, which in the opinion of management, are not in excess of the requirements.

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, expenditures to remediate and monitor known environmental sites will range from $4.9 million to $10.0 million. Accordingly, $4.9 million has been accrued with an offsetting charge to a regulatory asset. Accrued regulatory assets do not earn a return and are not collected from customers until cash is expended. Environmental expenditures for the quarters ended March 31, 1998 and 1997 were $452,000 and $283,000, respectively. Exclusive of the $4.9 million amount accrued for future expenditures mentioned above, at March 31, 1998 and 1997, approximately $5.9 million and $4.9 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs are being recovered from customers over five to 10 years.

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

NOTE 5 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended March 31, 1998, and for the years ended September 30 are set forth below.

                                                                             Year ended September 30
                                         March        -------------------------------------------------------------------
(Dollars in thousands)                    1998           1997           1996           1995           1994           1993
                                       ----------------------------------------------------------------------------------
Earnings:
  Net income                           $21,709        $26,062        $27,072        $23,128        $24,485        $22,807
  Adjustments:
    Income taxes                        15,321         16,979         16,953         14,575         15,642         13,726
    Fixed charges (see below)           22,412         21,192         20,187         19,365         17,359         15,906
                                       ----------------------------------------------------------------------------------
Total adjusted earnings                $59,442        $64,233        $64,212        $57,068        $57,486        $52,439
                                       ==================================================================================

Fixed charges:
  Total interest expense               $18,818        $18,255        $17,345        $17,300        $15,305        $13,610
  Interest component of rents            3,594          2,937          2,842          2,065          2,054          2,296
                                       ----------------------------------------------------------------------------------
Total fixed charges                    $22,412        $21,192        $20,187        $19,365        $17,359        $15,906
                                       ==================================================================================

Ratio of earnings to fixed charges        2.65           3.03           3.18           2.95           3.31           3.30
                                       ==================================================================================

Independent Auditors' Report
----------------------------


The Board of Directors
Bay State Gas Company


We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings for the three months, six months, and twelve months then ended and the related statements of cash flows for the six months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


Boston, Massachusetts
April 29, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS AND DIVIDENDS

For the three months ended March 31, 1998, operating revenues were $173.6 million, down from $199.9 million in the prior year, while diluted earnings per average common share were $1.45 versus $1.68 a year earlier. Revenues decreased primarily due to weather, which was about 10.8% warmer than the prior year, and lower natural gas commodity costs, offset by new customers added to the distribution system and increased revenues in the unregulated Energy Products & Services business segment. The decrease in earnings per share is primarily attributable to the warmer weather and to costs relating to the previously announced planned merger with NIPSCO Industries, Inc. ("Industries".) Weather decreased quarterly earnings by $0.29 per share in the current year, compared to what they would have been in normal weather. Merger costs, which were primarily financial and legal advisory costs, decreased earnings by approximately $0.06 per share. Excluding the effect of these unusual items (weather and merger-related), earnings this past quarter would have been $1.80 per share compared to $1.74 per share for the same period last year.

For the six months ended March 31, 1998 diluted earnings per share were $2.30, down 13% from $2.65 a year earlier. For the twelve-month period ended March 31, 1998, diluted earnings per average common share were $1.57 compared to $1.84 for the same period the year before. The decrease in earnings for these periods is primarily the result of costs relating to the planned merger and to stock based compensation expense that has been accrued. Merger costs, which were primarily financial and legal advisory costs, decreased earnings by approximately $0.18 per share and the stock based compensation expense accrual decreased earnings by approximately $0.07 per share for both periods. The twelve-month period also includes the effects of a $0.58 per share gain from the sale of a subsidiary and the write-off of restructuring costs of $0.50 per share. Increased depreciation, amortization and interest expense caused most of the remaining decline in earnings. About 4,900 customers were added during the past 12 months, which will support future earnings.

Dividends declared per common share were $.395 for the three-month period ended March 31, 1998, compared to $.385 for the same period last year. For the twelve-month period ended March 31, 1998, dividends declared were $1.58, compared to $1.54 for the same period in the prior year. On May 7, 1998, the quarterly common stock dividend was increased 2.5% to .405 per share, indicating an annualized dividend of $1.62 per share.

OPERATING REVENUES

Revenues and income before interest and taxes for the three business segments for the six months ended March 31, 1998 and 1997 were as follows:

                                 Operating               Income (loss) before
                                  revenues                interest and taxes
-------------------------------------------------------------------------------
In thousands                1998            1997           1998           1997
-------------------------------------------------------------------------------
Utility                 $303,994        $326,957        $63,342        $67,520

Energy Products &
Services                  25,514          12,427         (1,462)        (1,049)

Energy Ventures                -               -          1,048          1,672

Eliminations              (2,555)         (2,438)             -              -
-------------------------------------------------------------------------------
Total                   $326,953        $336,946        $62,928        $68,143
-------------------------------------------------------------------------------

UTILITY

The following table details the components of Utility revenues for the six months ended March 31, 1998 and 1997:

         In thousands                                  1998           1997
         -----------------------------------------------------------------
         Transportation only customers             $ 10,835       $  6,449

         Transportation for gas sales customers     118,486        121,717

         Natural gas sales                          165,867        190,449
         -----------------------------------------------------------------
         Transportation and natural gas sales       295,188        318,615

         Other revenues                               8,806          8,342
         -----------------------------------------------------------------
         Total revenues                            $303,994       $326,957
         -----------------------------------------------------------------

Transportation only customer revenues increased by 68% as a result of the increase in Choice Advantage Pilot Program customers (from 6,600 customers to over 25,000 customers), as well a 200% increase in the number of commercial and industrial transportation customers. The Choice Advantage Pilot Program is an unbundling initiative that is giving selected Massachusetts customers the opportunity to choose their gas supplier.

Primarily as the result of weather that was 6.9% warmer than normal, transportation for gas sales customers revenues decreased 2.7% for the six months ended March 1998 compared to the same period last year. Revenues were positively impacted by the addition of 4,900 customers.

For the six-month period ended March 31, 1998, revenues from natural gas sales declined by 12.9%, primarily due to lower billed gas costs in the current period, the increase in transportation only customers and warmer weather, offset by a larger number of customers.

Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals and consulting revenues. The increase in other revenues for the comparable six-month periods is primarily the result of increased utility consulting revenue.

ENERGY PRODUCTS & SERVICES

The following table details the components of Energy Products & Services revenues for the six months ended March 31, 1998 and 1997:

         In thousands                              1998            1997
         --------------------------------------------------------------
         EnergyUSA(TM)

           Business Services(SM)                $10,616         $   414

           Home Services(SM)                      5,047           4,120

           AccessUSA                                  7               -

         EnergyEXPRESS(TM)                        9,844           7,893
         --------------------------------------------------------------
         Total                                  $25,514         $12,427
         --------------------------------------------------------------

The significant increase in Business Services(SM) revenues is primarily due to the growth of the energy advisory service business and the November 1997 acquisition of Savage-ALERT, Inc. In November 1997, EnergyUSA(TM) purchased 100% of the outstanding stock of Savage-ALERT, Inc. The operating results of Savage for the five months ended March 31, 1998 increased Business Services revenues by $6.6 million.

ENERGY VENTURES

Energy Ventures develops business opportunities and projects which are closely related to the core businesses. Currently this segment participates in the development of two major projects: PNGTS and the Wells LNG facility. Current year earnings are from the PNGTS and Wells LNG investment in the form of Investment Income and Allowance for Funds Used During Construction ("AFUDC"). Prior year earnings also include earnings from the investment in MASSPOWER of $1.0 million. This investment was sold in fiscal 1997.

OPERATING EXPENSES

Total operating expenses, for the three- and six-month periods ended March 31, 1998 were $136.4 million and $266.2 million, compared to $158.7 million and $271.0 million for the same periods in the prior year. Operating expenses for the twelve-month period ended March 31, 1998 were $427.2 million compared to $396.8 million for the prior twelve months. The decrease for the three- and six-month periods is primarily attributable to lower natural gas commodity costs, offset by higher merger costs, other cost of goods sold, and increased costs associated with the growth in the Energy Products & Services segment. The increase for the twelve-month period is primarily attributable to the write-off of restructuring costs discussed in the 1997 annual report, increased costs associated with the growth in the Energy Products & Services segment and increased other cost of goods sold. All periods have been impacted by the acquisition of Savage, which increased the size of the unregulated business operations substantially.

In connection with the proposed merger with Industries, $1.6 million in stock based compensation expense has been accrued and $900,000 of financial advisory fee expense has been recorded and paid. If the proposed merger is approved by shareholders at a Special Meeting on May 27, 1998, an additional $1.3 million in stock based compensation expense will be recorded in the third quarter, and the entire amount accrued will be paid to eligible employees during the third quarter. Additionally, if the merger is approved by shareholders, approximately $900,000 in financial advisory fee expense will be accrued and paid in the third quarter. If the merger is completed, an additional $1.9 million in financial advisory fee expense will be recorded as of the effective date of the merger.

YEAR 2000 COSTS

A Company-wide program is underway to prepare computer systems and other applications for the year 2000. Management expects to complete the program in a timely manner and that there will be no disruption of the Company's ability to deliver services to its customers. An assessment study is underway which is anticipated to cost approximately $840,000. This study is determining the full scope of the year 2000 problem, developing a framework for addressing all the problems and providing an estimate of the cost of remediation. The study will not be completed until summer of 1998, but preliminary analysis shows that program costs will exceed $5.0 million. A vendor management program has been undertaken to ensure an uninterrupted supply of goods and services, and an initiative has begun to assure that each entity that electronically receives information from the Company or sends information to the Company is aware of the steps being taken and is taking appropriate steps of its own to address the problem. If the replacement of certain systems is the recommended course of action, the cost of those replacement systems would be recorded as assets and amortized. All other costs associated with this issue will be expensed.

INTEREST EXPENSE AND DIVIDEND REQUIREMENTS ON PREFERRED STOCK

Interest expense for the six-month period ended March 31, 1998 was $9.6 million, compared to $8.9 million for the same period last year. For the twelve months ended March 31, 1998, interest expense was $18.5 million, compared to $17.1 million for 1997. The increase in interest expense for both periods is primarily the result of increased levels of long- and short-term debt.

Dividend requirements on preferred stock were lower for all comparative periods due to the March 1, 1998 redemption of all outstanding preferred stock, which also eliminated future dividend requirements on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the gas distribution business creates large short-term working capital requirements to finance customers accounts receivable and deferred gas costs, as well as construction expenditures. Short-term funds are obtained from the issuance of commercial paper, traditional bank lines of credit, and demand loans under Fuel Purchase Agreements.

Cash flows from operating activities have increased over the twelve-month period ending March 31, 1998, primarily due to increased collections of deferred gas costs.

Capital expenditures for plant increased by $2.0 million for the six-month period and $1.8 million for the twelve-month period ended March 31, 1998, as compared to the same periods the year before. The increases are primarily attributable to increased spending on automated meter reading devices, which was financed through two sale/leasebacks in 1998, which combined to provide cash of $22.0 million. The sale of a subsidiary and the sale/leaseback of Bay State's Westborough headquarters building and 10 acres of land provided additional cash of $17.0 million and $10.1 million, respectively, during the twelve months ended March 1998.

Long-term debt increased $9.3 million during the 12-months ended March 31, 1998, primarily due to funds borrowed to retire $4.9 million of preferred stock and the non-cash issuance of debt to acquire Savage-Alert, Inc. Total net short-term debt is down approximately $19.6 million from March 31, 1997 to March 31, 1998, primarily due to the sales of a subsidiary, the Westborough office building and automated meter reading devices.

On March 1, 1998, all $4.9 million of preferred shares were redeemed.

NEW ACCOUNTING PRONOUNCEMENT

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosures About Pensions and Other Postretirement Benefits." The implementation of SFAS 132 will revise certain footnote disclosures and add new disclosures related to pensions and other postretirement benefit plans. However, it does not change the measurement and recognition requirements for those plans, and therefore, will not have any impact on financial results. Implementation of SFAS 132 is required beginning in fiscal year 1999.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


           There were no material legal proceedings instituted in the second quarter of 1998, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 24, 1998, a notice of a Special Meeting of Common Shareholders, a proxy and a proxy statement were sent to shareholders inviting shareholders to attend the Special Meeting May 27, 1998. At the Special Meeting of the Common Shareholders, the Company's Common Shareholder's will be asked to consider and vote upon the Agreement and Plan of Merger dated December 18, 1997, as amended and restated as of March 4, 1998, by and between NIPSCO Industries, Inc. ("Industries") and the Company that provides for the merger of Bay State with and into a corporation to be organized as a wholly owned subsidiary of Industries.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

                15. Consent of KPMG Peat Marwick LLP re: Registration Statement No. 33-57702
                27.     Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed for the quarter ended March 31, 1998:

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BAY STATE GAS COMPANY
                                            ---------------------
                                            (Registrant)




                                            By: /s/ Thomas W. Sherman
                                                --------------------------------
                                            Thomas W. Sherman
                                            Executive Vice President and Chief
                                            Financial and Accounting Officer




                                            By: /s/ Stephen J. Curran
                                                --------------------------------
                                            Stephen J. Curran
                                            Controller


Date:  May 14, 1998