Form 10-Q
period 1998-06-30
BAY STATE GAS CO /NEW/
filed 1998-08-13
CIK 10488

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1998

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

                                YES (X)  NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at July 31, 1998
               -----                           ----------------------------

  Common Stock, $3.33 1/3 par value                13,535,414  Shares

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Statements of Earnings - Three months, nine months and twelve months ended June 30, 1998 and 1997............................  3

      Consolidated Balance Sheets at June 30, 1998, 1997
      and September 30, 1997................................................  5

      Consolidated Statements of Capitalization at June 30,
      1998, 1997 and September 30, 1997.....................................  6

      Consolidated Statements of Cash Flows - Nine months and
      twelve months ended June 30, 1998 and 1997............................  7

      Notes to Consolidated Financial Statements............................  8

      Independent Auditors' Report.......................................... 11


  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............ 12



PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................ 16

  Item 2.  Changes in Securities............................................ 16

  Item 3.  Defaults Upon Senior Securities.................................. 16

  Item 4.  Submission of Matters to a Vote of Security Holders.............. 16

  Item 5.  Other Information................................................ 16

  Item 6.  Exhibits and Reports on Form 8-K................................. 16


  SIGNATURES ............................................................... 17

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                                         Three months ended              Nine months ended
                                                              June 30,                        June 30
                                                        1998            1997            1998             1997
---------------------------------------------------------------------------------------------------------------
Operating revenues                                   $ 71,723        $ 84,624        $ 398,759        $ 421,580

Operating expenses:
  Recovered natural gas costs                          29,294          47,656          195,157          238,233
  Other cost of goods sold                              7,417           1,458           23,273            6,874
  Operations                                           30,558          22,944           85,612           71,463
  Merger costs (Note 2)                                 1,287              --            3,854               --
  Maintenance                                           2,432           2,595            7,398            7,905
  Depreciation and amortization                         7,389           7,374           22,244           21,525
  Other taxes, principally property taxes               3,656           3,123           10,735           10,134
---------------------------------------------------------------------------------------------------------------
Total operating expenses                               82,033          85,150          348,273          356,134
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                               (10,310)           (526)          50,486           65,446
---------------------------------------------------------------------------------------------------------------

Other income:
 Income from sale of subsidiary                            --          13,283               --           13,283
 Income from investments                                  352             881            1,215            2,304
  AFUDC equity and other                                  651           1,680            1,922            2,375
---------------------------------------------------------------------------------------------------------------
Income (loss) before interest and income taxes         (9,307)         15,318           53,623           83,408
---------------------------------------------------------------------------------------------------------------
Interest income                                           (62)            (31)            (158)            (256)
Interest expense                                        4,207           4,990           13,807           13,867
Federal and state taxes on income                      (4,904)          4,261           16,737           27,561
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                      (8,548)          6,098           23,237           42,236
Dividend requirements on preferred stock                   --              72              118              216
---------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK           $ (8,548)       $  6,026        $  23,119        $  42,020
===============================================================================================================
Average number of shares outstanding - basic           13,526          13,450           13,518           13,443
===============================================================================================================
BASIC EARNINGS (LOSS) PER SHARE                      $  (0.63)       $   0.45        $    1.71        $    3.13
===============================================================================================================
Average number of shares outstanding - diluted         13,790          13,578           13,757           13,582
===============================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE                    $  (0.62)       $   0.44        $    1.68        $    3.09
===============================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                  $  0.405        $  0.395        $   1.195        $   1.165
===============================================================================================================

        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                         Twelve months ended
                                                               June 30,
                                                        1998             1997
-------------------------------------------------------------------------------
Operating revenues                                   $ 450,850        $ 468,573

Operating expenses:
  Recovered natural gas costs                          219,990          261,975
  Other cost of goods sold                              26,829            8,083
  Operations                                           108,993           91,892
  Restructuring costs                                   11,213               --
  Merger costs (Note 2)                                  3,854               --
  Maintenance                                           10,036           10,445
  Depreciation and amortization                         29,204           28,318
  Other taxes, principally property taxes               13,852           13,136
--------------------------------------------------------------------------------
Total operating expenses                               423,971          413,849
--------------------------------------------------------------------------------
Operating income                                        26,879           54,724
--------------------------------------------------------------------------------

Other income:
  Income from sale of subsidiary                            --           13,283
  Income from investments                                1,639            2,466
  AFUDC equity and other                                 2,247            2,785
--------------------------------------------------------------------------------
Income before interest and income taxes                 30,765           73,258
--------------------------------------------------------------------------------

Interest income                                           (221)            (354)
Interest expense                                        17,767           17,690
Federal and state taxes on income                        6,156           21,678
--------------------------------------------------------------------------------

Net income                                               7,063           34,244
Dividend requirements on preferred stock                   190              288
--------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                  $   6,873        $  33,956
================================================================================
Average number of shares outstanding - basic            13,512           13,437
================================================================================
BASIC EARNINGS PER SHARE                             $    0.51        $    2.53
================================================================================
Average number of shares outstanding - diluted          13,734           13,576
================================================================================
DILUTED EARNINGS PER SHARE                           $    0.50             2.50
================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                  $    1.59             1.55
================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                June 30,                September 30,
                                                                  1998          1997             1997
-----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)           (Audited)
ASSETS:
Plant, at cost                                                 $749,721       $722,142       $740,266
Accumulated depreciation and amortization                       232,232        211,958        216,965
-----------------------------------------------------------------------------------------------------
Net plant                                                       517,489        510,184        523,301
-----------------------------------------------------------------------------------------------------
Investments (note 4)                                             19,005         18,124         19,382
Prepaid benefit plans                                            21,076         18,361         21,941
Other long-term assets                                           15,504          8,731          8,064
Current assets:
      Cash and temporary cash investments                         5,047          4,962          3,672
      Accounts receivable, less allowances of
        $5,750, $6,526 and $4,138                                58,302         51,258         32,713
      Unbilled revenues                                           2,922          3,669          3,708
      Deferred gas costs                                         38,196         22,282         39,764
      Inventories, at average cost                               29,973         25,320         30,473
      Other                                                       5,056          5,326          4,828
-----------------------------------------------------------------------------------------------------
Total current assets                                            139,496        112,817        115,158
-----------------------------------------------------------------------------------------------------
Regulatory assets: (note 4)
      Income taxes                                               12,420         10,866         11,045
      Other                                                      29,195         32,682         23,228
-----------------------------------------------------------------------------------------------------
                                                               $754,185       $711,765       $722,119
=====================================================================================================

CAPITALIZATION AND LIABILITIES:
Capitalization: (note 3)
      Common stock equity                                      $241,994       $255,467       $234,378
      Preferred stock equity                                         --          4,986          4,917
      Long-term debt, net                                       238,512        234,500        229,500
-----------------------------------------------------------------------------------------------------
Total capitalization                                            480,506        494,953        468,795
-----------------------------------------------------------------------------------------------------
Long-term liabilities:
      Deferred taxes                                             89,487         80,421         81,770
      Other long-term liabilities                                18,616         14,571         13,583
-----------------------------------------------------------------------------------------------------
Total long-term liabilities                                     108,103         94,992         95,353
-----------------------------------------------------------------------------------------------------
Commitments and contingencies  (note 4)
Current liabilities:
      Short-term debt                                            53,700         14,000         51,625
      Current maturity of long-term debt                          5,243             --          5,000
      Accounts payable                                           38,753         37,403         41,404
      Fuel purchase commitments                                  20,094         15,212         22,817
      Refunds due customers                                      33,988         26,719         25,802
      Deferred and accrued taxes                                  5,194         20,582          3,326
      Other                                                       8,604          7,904          7,997
-----------------------------------------------------------------------------------------------------
Total current liabilities                                       165,576        121,820        157,971
-----------------------------------------------------------------------------------------------------
                                                               $754,185       $711,765       $722,119
=====================================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (In thousands)

                                                                    June 30,        September 30,
                                                              1998           1997            1997
-------------------------------------------------------------------------------------------------
                                                                  (Unaudited)            (Audited)
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
       36,000,000 shares; 13,535,414, 13,480,474 and
       13,506,594 shares outstanding                       $ 45,112       $ 44,940       $ 45,025
Paid-in-capital                                             103,689        102,727        103,126
Retained earnings                                            93,193        107,800         86,227
-------------------------------------------------------------------------------------------------
Total common stock equity                                   241,994        255,467        234,378
-------------------------------------------------------------------------------------------------
Cumulative preferred stock:
       Redeemable cumulative preferred stock                     --          4,986          4,917
-------------------------------------------------------------------------------------------------
Total cumulative preferred stock                                 --          4,986          4,917
-------------------------------------------------------------------------------------------------
Long-term debt:
       Revolving credit agreement                                --         18,000         18,000
       Notes                                                243,755        216,500        216,500
-------------------------------------------------------------------------------------------------
Total long-term debt                                        243,755        234,500        234,500
Less current maturities of long-term debt                     5,243             --          5,000
-------------------------------------------------------------------------------------------------
Long-term debt, net                                         238,512        234,500        229,500
-------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                       $480,506       $494,953       $468,795
=================================================================================================


        The accompanying notes are an integral part of these statements.

                              BAY STATE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                Nine months ended             Twelve months ended
                                                                                    June 30,                        June 30,
                                                                              1998            1997            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 23,237        $ 42,236        $  7,063        $ 34,244
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                              22,244          21,525          29,204          28,318
  Deferred income taxes                                                       5,463            (495)          6,571           5,620
  Gain from sale of subsidiary                                                   --          (7,829)             --          (7,829)
  Investment income and AFUDC                                                (2,643)         (2,239)         (3,274)         (7,196)
Changes in operating assets and liabilities:
  Accounts receivable                                                       (22,868)        (24,115)         (4,323)        (10,344)
  Accounts payable                                                           (4,619)          5,285            (618)          3,708
  Taxes                                                                       2,705          13,255         (14,491)          1,309
  Deferred gas costs and refunds due customers                                9,754          21,457          (8,645)          1,280
  Prepaid benefit plans                                                         865           8,372          (2,715)          6,106
  Other                                                                      (3,331)        (19,471)          3,713         (15,517)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                    30,807          57,981          12,485          39,699
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                                                          (39,828)        (38,422)        (54,542)        (52,583)
Proceeds from sale of subsidiary                                                 --          17,000              --          17,000
Proceeds from sale of assets                                                 34,388          10,524          34,388          10,524
Other investments                                                           (10,256)         (1,276)        (11,151)         (1,492)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (15,696)        (12,174)        (31,305)        (26,551)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                        650           1,122           1,134           1,493
Dividends on common stock                                                   (16,153)        (15,661)        (21,480)        (20,824)
Dividends on preferred stock                                                   (118)           (216)           (190)           (288)
Issuances of long-term debt                                                  30,000          20,000          30,000          25,000
Retirements of preferred stock and long-term debt                           (30,190)            (23)        (30,259)            (47)
Short-term debt                                                               2,075         (50,650)         39,700         (17,750)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (13,736)        (45,428)         18,905         (12,416)
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS                                              1,375             379              85             732
Cash and temporary cash investments at beginning of period                    3,672           4,583           4,962           4,230
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                       $  5,047        $  4,962        $  5,047        $  4,962
====================================================================================================================================
Supplemental cash flow information: Cash paid during the period for:
  Interest (net of amounts capitalized)                                    $ 13,964        $ 14,543        $ 18,602        $ 19,270
====================================================================================================================================
  Income taxes                                                             $  7,985        $  8,462        $ 14,234        $  9,471
====================================================================================================================================




SUPPLEMENTARY NON-CASH INFORMATION:
In November 1997, all the common stock of Savage-Alert, Inc. was acquired through a combination of cash and long-term notes. The non-cash portion of this transaction amounted to $3.8 million in note issuances.

        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)


NOTE 1 - ACCOUNTING POLICY

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods shown. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes included in the annual report to shareholders for the fiscal year ended September 30, 1997 and the subsequent quarterly reports of December 31, 1997 and March 31, 1998.

Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - MERGER

On May 27, 1998, at a Special Meeting of the Common Shareholders, the Company's Common Shareholder's approved the Agreement and Plan of Merger dated December 18, 1997, as amended and restated as of March 4, 1998, by and between NIPSCO Industries, Inc. ("Industries") and the Company that provides for the merger of Bay State with and into a corporation to be organized as a wholly owned subsidiary of Industries. Consummation of the merger is subject to satisfaction of certain conditions, including obtaining regulatory approvals. Assuming timely regulatory approvals, it is expected that the closing of the merger will occur in late 1998. Regulatory agencies in New Hampshire and Maine have approved the merger. The Massachusetts Department of Energy and Telecommunications has held hearings on the matter and is expected to issue an order in August 1998. Approvals of this type are customary for utility mergers and are prerequisites for Security and Exchange Commission approval.

NOTE 3 - CAPITALIZATION

KESOP. A Key Employee Stock Option Plan provides for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. Options are exercisable upon grant and expire within 10 years from the date of grant. Outstanding options are exercisable through 2002. Option activity for the quarter is as follows:


 -----------------------------------------------------------------
   Options outstanding and exercisable                   Shares
 -----------------------------------------------------------------
 March 31, 1998                                            588,915
 -----------------------------------------------------------------
 Options issued                                                  -
 -----------------------------------------------------------------
 Options exercised                                        (10,400)
 -----------------------------------------------------------------
 June 30, 1998                                             578,515
 =================================================================

                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPACITY REQUIREMENTS. Natural gas imported from Canada is transported through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). Portland Natural Gas Transmission System ("PNGTS"), a long-term capacity addition, is currently planned by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipeline link with Canadian gas suppliers. Construction has begun and PNGTS is scheduled to provide service by the end of calendar 1998. To guarantee the availability of supply in case of a possible delay in PNGTS construction, an option has been secured from PPLC to extend its lease until April 1999.

INVESTMENTS. The following table summarizes investments (in thousands):

                                      1998
                                  Ownership           Investments at June 30,
                                percentages           1998              1997
 ------------------------------------------------------------------------------
 PNGTS                                9.53%         $10,174          $  10,712
 Wells LNG                           100.0%           8,797              7,378
 Other                                   --              34                 34
 ------------------------------------------------------------------------------
 Total                                              $19,005            $18,124
 ------------------------------------------------------------------------------

PNGTS is an interstate pipeline that will extend 292 miles from the U.S./Canada border to the New Hampshire-Massachusetts border. The project has secured contracts for service to the New England market and has received all the necessary regulatory approvals. Construction began in early June 1998.

Wells LNG is a proposed 2 Bcf liquefied natural gas storage facility to be located in Wells, Maine, which has received all required authorizations. Final approval by the FERC was received May 27, 1998. Completion of Wells LNG is not expected before the winter of 2000-2001.

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

ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, if any, future expenditures to remediate and monitor known environmental sites will likely be $5.0 million at a minimum. Accordingly, $5.0 million has been accrued with an offsetting charge to a regulatory asset. Accrued regulatory assets do not earn a return and are not collected from customers until cash is expended. Environmental expenditures for the quarters ended June 30, 1998 and 1997 were $697,000 and $279,000, respectively. Exclusive of the $5.0 million amount accrued for future expenditures mentioned above, at June 30, 1998 and 1997, approximately $6.4 million and $4.7 million, respectively, of environmental expenditures had been deferred for future recovery from customers. Deferred environmental costs are being recovered from customers over five to 10 years.

                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)

ENVIRONMENTAL ISSUES (CONTINUED)

It is expected that a material gain will be recorded in the fiscal fourth quarter of 1998 resulting from agreements with insurance companies to contribute toward environmental costs associated with the former gas manufacturing sites. It is anticipated that the net gain will be shared equally between customers and shareholders and that the shareholders' portion will have a positive, material affect on fourth quarter earnings.

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

NOTE 5 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the twelve months ended June 30, 1998, and for the years ended September 30 are set forth below.

                                           June                         Year ended September 30
                                                    ------------------------------------------------------------------
(Dollars in thousands)                     1998          1997          1996         1995          1994         1993
                                         -----------------------------------------------------------------------------
Earnings:

   Net Income                            $ 7,063       $26,062       $27,072       $23,128       $24,485       $22,807
   Adjustments:

     Income taxes                          6,156        16,979        16,953        14,575        15,642        13,726

     Fixed charges (see below)            22,478        21,192        20,187        19,365        17,359        15,906
                                         -----------------------------------------------------------------------------
Total adjusted earnings                  $35,697       $64,233       $64,212       $57,068       $57,486       $52,439
                                         =============================================================================
Fixed charges:

   Total interest expense                $17,996       $18,255       $17,345       $17,300       $15,305       $13,610

   Interest component of rents             4,482         2,937         2,842         2,065         2,054         2,296
                                         -----------------------------------------------------------------------------
Total fixed charges                      $22,478       $21,192       $20,187       $19,365       $17,359       $15,906
                                         =============================================================================

Ratio of earnings to fixed charges          1.59          3.03          3.18          2.95          3.31          3.30
                                         =============================================================================

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. The weighted average number of shares (in thousands) used to compute diluted earnings (loss) per share consisted of the following:

                                              Three months ended             Nine months ended
                                                    June 30                       June 30
                                              1998           1997           1998           1997
                                             ------         ------         ------         ------
Average common shares
  outstanding during the year - basic        13,526         13,450         13,518         13,443

Average common equivalent
  shares due to stock options                   246            128            239            139
                                             ------         ------         ------         ------

Average common shares - diluted              13,790         13,578         13,757         13,582
                                             ======         ======         ======         ======

                                              Twelve months ended
                                                   June 30
                                              1998           1997
                                             ------         ------

Average common shares
  outstanding during the year - basic        13,512         13,437

Average common equivalent
  shares due to stock options                   222            139
                                             ------         ------

Average common shares - diluted              13,734         13,576
                                             ======         ======

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bay State Gas Company

We have reviewed the consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings for the three months, nine months, and twelve months then ended and the related statements of cash flows for the nine months and twelve months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


Boston, Massachusetts
July 28, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS AND DIVIDENDS

For the three months ended June 30, 1998, operating revenues were $71.7 million, down from $84.6 million in the prior year, while diluted earnings per average common share were a loss of $0.62 versus income of $0.44 a year earlier. Revenues decreased primarily due to lower natural gas commodity costs ( and weather, which was about 6.4% warmer than the prior year, offset by new customers added to the distribution system and increased revenues in the unregulated Energy Products & Services business segment. The decrease in earnings per share is primarily attributable to the prior year quarter having a $0.58 per share gain from the sale of a subsidiary recorded during the period. Warmer than normal weather reduced earnings approximately $0.05 per share, and costs relating to the previously announced planned merger with NIPSCO Industries, Inc. ("Industries"), including a payout from a stock based incentive plan, reduced earnings by $0.20 per share in the current period. Excluding the effect of these unusual items (weather and merger-related), earnings this past quarter would have been a loss of $0.37 per share compared to a loss of $0.18 per share for the same period last year. Losses for the quarters ended June and September are typical for natural gas utilities due to the seasonal decline in demand for natural gas heating.

For the nine months ended June 30, 1998 diluted earnings per share were $1.68, down 45% from $3.09 a year earlier. The decrease in earnings for these periods is primarily the result of costs relating to the planned merger, warmer than normal weather that reduced earnings $0.22 per share and the effect of a $0.58 per share gain from the sale of a subsidiary recorded in the prior year. Merger related costs, which were primarily financial and legal advisory costs and incentive compensation payouts, decreased earnings by approximately $0.45 per share. About 5,900 customers were added during the past 12 months, which will support future earnings.

Looking forward to the fiscal fourth quarter of 1998, the Company's financial results, as compared to the year-earlier period, will be positively affected by the restructuring costs of $0.50 per share it reported during the fourth quarter last year, which will not recur.

In addition, a significant gain is expected to be recorded in the fiscal fourth quarter of 1998 resulting from agreements with insurance companies for them to contribute toward environmental costs associated with the cleanup of gas manufacturing sites. Regulatory treatment allows for the equal sharing of the net gain between customers and shareholders, so this gain will positively impact fiscal fourth quarter earnings.

Dividends declared per common share were $.405 for the three-month period ended June 30, 1998, compared to $.395 for the same period last year. For the twelve-month period ended June 30, 1998, dividends declared were $1.59, compared to $1.55 for the same period in the prior year.

OPERATING REVENUES

Revenues and income before interest and taxes for the three business segments for the nine months ended June 30, 1998 and 1997 were as follows:

                                  Operating                 Income (loss)  before
                                   revenues                   interest and taxes
----------------------------------------------------------------------------------
In thousands               1998             1997            1998            1997
----------------------------------------------------------------------------------
Utility                 $ 364,802        $ 408,396        $ 55,282        $ 69,658
Energy Products &

Services                   37,180           16,759          (3,182)         (1,271)
Energy Ventures                --               --           1,523          15,021
Eliminations               (3,223)          (3,575)             --              --
----------------------------------------------------------------------------------
Total                   $ 398,759        $ 421,580        $ 53,623        $ 83,408
----------------------------------------------------------------------------------

UTILITY

The following table details the components of Utility revenues for the nine months ended June 30, 1998 and 1997:

 In thousands                                         1998              1997
 ------------------------------------------------------------------------------
 Transportation only customers                     $ 16,061          $   8,937
 Transportation for gas sales customers             141,000            148,847
 Natural gas sales                                  195,157            237,979
 ------------------------------------------------------------------------------
 Transportation and natural gas sales               352,218            395,763
 Other revenues                                      12,584             12,633
 ------------------------------------------------------------------------------
 Total revenues                                    $364,802           $408,396
 ------------------------------------------------------------------------------

Transportation only customer revenues increased by 80% as a result of the increase in Choice Advantage Pilot Program customers (from 6,700 customers to over 22,000 customers), as well an increase from 900 to 6,000 commercial and industrial transportation customers. The Choice Advantage Pilot Program is an unbundling initiative that is giving selected Massachusetts customers the opportunity to choose their gas supplier.

Transportation for gas sales customers revenues decreased 5.3% for the nine months ended June 1998 compared to the same period last year as the result of 14,900 customers switching from being gas sales customer to being transportation only customers.

For the nine-month period ended June 30, 1998, revenues from natural gas sales declined by 18%, primarily due to lower billed gas costs in the current period, the increase in transportation only customers and warmer weather, offset by a larger number of customers.

Other revenues primarily consist of customer service revenues, merchandise sales, conversion burner rentals and consulting revenues.

ENERGY PRODUCTS & SERVICES

The following table details the components of Energy Products & Services revenues for the nine months ended June 30, 1998 and 1997:

 In thousands                                     1998                  1997
 ----------------------------------------------------------------------------
 EnergyUSA (TM)

   Business Services(SM)                        $17,133               $   502
   Home Services(SM)                              6,952                 5,940
 EnergyEXPRESS(TM)                               13,095                10,317
 ----------------------------------------------------------------------------
 Total                                          $37,180               $16,759
 ----------------------------------------------------------------------------

The significant increase in Business Services(SM) revenues is primarily due to the growth of the energy advisory service business and the November 1997 acquisition of Savage-ALERT, Inc. In November 1997, EnergyUSA(TM) purchased 100% of the outstanding stock of Savage-ALERT, Inc. The operating results of Savage for the eight months ended June 30, 1998 increased Business Services revenues by $12.0 million.

ENERGY VENTURES

Energy Ventures develops business opportunities and projects which are closely related to the core businesses. Currently this segment participates in the development of two major projects: PNGTS and the Wells LNG facility. Current year earnings are from the PNGTS and Wells LNG investment in the form of Investment Income and Allowance for Funds Used During Construction ("AFUDC"), respectively. Prior year earnings also include earnings from the investment in MASSPOWER of $1.4 million and a gain on the sale of a subsidiary holding the MASSPOWER investment of $13.3 million.

OPERATING EXPENSES

Total operating expenses, for the three- and nine-month periods ended June 30, 1998 were $82.0 million and $348.3 million, compared to $85.2 million and $356.1 million for the same periods in the prior year. The decrease for the three- and nine-month periods is primarily attributable to lower natural gas commodity costs, offset by higher merger related costs and increased costs associated with the growth in the Energy Products & Services segment. In connection with the proposed merger with Industries, $4.1 million in stock based compensation expense and $3.9 million of financial and legal advisory fee expense has been paid. The Energy Products & Services segment has been impacted by the acquisition of Savage, which increased the size of the unregulated business operations substantially.

YEAR 2000 COSTS

A Company wide program is underway to prepare computer systems and other applications for the year 2000. An assessment study, the first phase of the Company's Year 2000 program, is underway to determine the full scope of the year 2000 problem with respect to hardware, software and embedded chips, to assist in the development of a framework and timetable for addressing all Year 2000 problems and to provide an estimate of the cost of remediation. As part of its program, the company has undertaken a vendor management program to determine the Year 2000 readiness of its vendors with a goal to obtaining reasonable assurances that there will not be any interruptions in the supply of goods and services. In addition, the Company has begun an initiative to provide information to each entity that electronically receives information from the Company or sends information to the Company about the steps being taken by the Company in connection with Year 2000 compliance and to obtain information about each such entity's Year 2000 readiness.

To date approximately $700,000 has been expended on Year 2000 issues. The assessment study will not be completed until late summer of 1998, but preliminary analysis shows that Year 2000 program costs may exceed $5 million (including the $700,000 spent to date). The Company's estimate of Year 2000 costs includes the cost of replacing any system if the replacement date of such system has been accelerated. If the replacement of certain systems is the recommended course of action, the cost of those replacement systems would be recorded as assets and amortized. All other costs associated with Year 2000 issues will be expensed.

Due to the complexity of the Year 2000 problem and the reliance by the Company on certain critical vendors and suppliers, there can be no guarantees that the Company will achieve Year 2000 compliance or that critical vendors and suppliers will achieve Year 2000 compliance. At this time, the Company cannot assess the effect on the Company of such non-compliance. The Company expects to include contingency plans as part of its Year 2000 study in an effort to mitigate the risks of any non-compliance by third parties.

INTEREST EXPENSE AND DIVIDEND REQUIREMENTS ON PREFERRED STOCK

Interest expense for the nine-month period ended June 30, 1998 was $13.8 million, compared to $13.9 million for the same period last year. Cash from the sale of assets in the third quarter of 1997 reduced the level of short-term debt for much of 1998, thereby reducing interest expense for the period. By June 30, 1998, short-term debt had returned to a normal June level. During the period, a 9.45% $25 million note was retired and replaced with a 6.26% $30 million note, further reducing interest expense.

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

Cash flows from operating activities have decreased over the twelve-month period ending June 30, 1998, primarily due to the decrease in net income and increased levels of deferred gas costs.

Capital expenditures for plant increased by $1.4 million for the nine-month period and $2.0 million for the twelve-month period ended June 30, 1998, as compared to the same periods the year before. The increases are the result of spending to increase the number of customers using the system, upgrades to computer systems and to expand the unregulated Energy Products & Services segment.

The sale of automated meter reading devices provided $22.0 million and the sale of 50% of the Company's interest in the PNGTS project provided $12.4 million in the periods ending June 1998, while the sale of a subsidiary and the sale/leaseback of Bay State's Westborough headquarters building and 10 acres of land provided additional cash of $17.0 million and $10.1 million, respectively, during the periods ended June 1997.

Long-term debt, excluding current maturities, increased $4.0 million during the 12-months ended June 30, 1998, primarily due to funds borrowed to retire $4.9 million of preferred stock in the second quarter and the non-cash issuance of debt to acquire Savage-Alert, Inc. in the first quarter. Total short-term debt, including current maturities of long-term debt, increased approximately $44.9 million from June 30, 1997 to June 30, 1998, as short-term debt returned to a normal level after being unusually low following the sale of a subsidiary and the headquarters building the year before.

FORWARD LOOKING INFORMATION

This report and other Company reports contain forward looking statements. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, the general regulatory environment and regulatory treatment of the gain associated with the insurance settlement, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
---------------------------

          There were no material legal proceedings instituted in the third quarter of 1998, and there were no material developments during the quarter in legal proceedings disclosed in previous filings.

Item 2.   Changes in Securities
-------------------------------

          None.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          On May 27, 1998, the Company's Common Shareholders approved the Agreement and Plan of Merger dated December 18, 1997, as amended and restated as of March 4, 1998, by and between Industries and the Company that provided for the merger of Bay State with and into a corporation to be organized as a wholly owned subsidiary of Industries as follows:

          For merger                   10,557,462         78.54%
          Against merger                  147,285          1.09%
          Abstain                          91,286          0.67%
          No vote                       2,646,941         19.70%
                                       ----------        ------
          Shares outstanding           13,442,974        100.00%
                                       ==========        ======


Item 5.   Other Information
---------------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a) Exhibits:

              15. Consent of KPMG Peat Marwick LLP re: Registration Statement
                  No. 33-57702
              27. Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended June 30, 1998:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BAY STATE GAS COMPANY
                                        ----------------------
                                        (Registrant)


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



Date:  August 14, 1998