Form 10-K405
period 1998-09-30
BAY STATE GAS CO /NEW/
filed 1999-01-13
CIK 10488

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of registrant's voting stock held by non-affiliates as of December 31, 1998 was $508,476,451*.

     On December 31, 1998 the Company had 13,571,844 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                                  PART OF FORM 10-K
                  ---------                                  -----------------
                     None

                            ------------------------

* Calculated by excluding all shares held by directors and executive officers of Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
     Item 1.     Business:
                 The Company.................................................    3
                 Utility -- Markets and Competition..........................    3
                 Natural Gas Sales...........................................    5
                 Capacity Requirements.......................................    5
                 Regulation and Rates........................................    5
                 Franchises..................................................    6
                 Energy Products & Services..................................    6
                 Energy Ventures.............................................    6
                 Employees...................................................    6
                 Executive Officers of the Registrant........................    7
     Item 2.     Properties..................................................    7
     Item 3.     Legal Proceedings...........................................    8
     Item 4.     Submission of Matters to a Vote of Security Holders.........    8

PART II
     Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters.......................................    8
     Item 6.     Selected Financial Data.....................................    8
     Item 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................    9
     Item 8.     Financial Statements and Supplementary Data.................   17
     Item 9.     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................   38

PART III
     Item 10.    Directors and Executive Officers of the Registrant..........   38
     Item 11.    Executive Compensation......................................   39
     Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management................................................   48
     Item 13.    Certain Relationships and Related Transactions..............   49

PART IV
     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
                   8-K.......................................................   50
                 Signatures..................................................   52
                 Exhibit Index...............................................   53

                                    PART I.

ITEM 1.  BUSINESS

THE COMPANY

     Bay State Gas Company ("Bay State" or the "Company") was incorporated in 1974 as a Massachusetts corporation. However, Bay State's predecessor companies' operations began in 1847, and consecutive quarterly dividends have been paid by these entities or Bay State since 1853. The Company is primarily a gas distribution utility that provides local transportation service in the greater Brockton, Lawrence, and Springfield, Massachusetts areas. Additionally, the Company also offers additional energy products and services to its customers, and invests in energy ventures. Approximately 89% of all revenues are generated from providing local transportation and natural gas sales. Bay State has thirteen subsidiaries within its corporate organization. Northern Utilities, Inc. ("Northern") is a gas distribution utility operating in the Portland and Lewiston areas in Maine and the Portsmouth area in New Hampshire. Granite State Gas Transmission, Inc. ("Granite") is an interstate gas transmission and supply company operating in the states of Maine, New Hampshire, Massachusetts, and Vermont. Granite has four wholly owned subsidiaries, Natural Gas Development Inc., a corporation established to invest in the Portland Natural Gas Transmission System ("PNGTS"), a proposed natural gas transmission pipeline in northern New England, Bay State Energy Enterprises, Inc., EnergyUSA, Inc., a corporation established to provide non-regulated energy products and services, and EnergyEXPRESS, Inc., which markets non-regulated energy commodities to commercial and residential customers. EnergyUSA, Inc. wholly owns EnergySPE, Inc. and SavageAlert, Inc., which in turn is the sole owner of 5 non-regulated subsidiaries; Alert, Inc., Alert Scientific, Inc., Alert Air Systems, Inc., Alert Mechanical Services, Inc., and Savage Engineering, Inc.

     Natural gas sales in New England are seasonal, and results of operations reflect this seasonality. Accordingly, results of operations are typically most favorable in the second quarter of the fiscal year (three months ended March
31), with results of operations being next most favorable in the first quarter, while losses are commonly incurred in the third and fourth quarters. The quarterly operating results for 1998 and 1997 are described further in Note 10 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplementary Data.

     Customers are generally billed monthly on a cycle basis in therms. One therm equals 100,000 British thermal units (1 Btu), the heat content of approximately 100 cubic feet of gas. 1,000,000 Btu (1 MMBtu), or ten therms are the energy equivalent of approximately 1,000 cubic feet of natural gas or 7.14 gallons of home heating oil.

UTILITY

     Almost all customers purchase bundled local transportation and natural gas, with only 28,000 of 305,000 gas distribution customers electing to purchase unbundled local transportation. In 1998, firm throughput increased 4.3% despite warmer than normal weather due to the addition of 5,676 customers this year and 5,823 in 1997. Interruptible volumes declined 53.8% primarily due to a 63% decrease in low-margin volumes sold to electric companies, which is reflected on the Interruptible line of Table 2. Substantially all net margins from interruptible sales are passed back to firm customers through cost of gas adjustment clauses (see "Regulation and Rates").

     The tables below show the net change in transportation customers and throughput volumes for the past three years.

                     TABLE 1 -- NET UTILITY CUSTOMER GROWTH
                     Yearly Increase in Number of Customers

                                                  1998        1997       1996
                                                 ------      ------      -----
Residential....................................  (9,961)     (1,532)     5,342
Commercial/industrial..........................  (4,324)         54        748
Transportation only............................  19,961       7,301        374
                                                 ------      ------      -----
Net increase in number of Utility customers....   5,676       5,823      6,464
                                                 ======      ======      =====

                    TABLE 2 -- CHANGE IN THROUGHPUT VOLUMES
               Yearly Increase (Decrease) -- Thousands of MMBtu*

                                                 1998        1997        1996
                                                ------      ------      ------
Residential...................................  (1,239)       (592)      3,201
Commercial/industrial.........................  (3,934)     (1,374)      1,180
Transportation only...........................   8,357       7,132         931
                                                ------      ------      ------
Increase in firm throughput...................   3,184       5,166       5,312
Sales to other utilities......................       1         (56)      1,872
Interruptible.................................  (6,506)      3,092      (9,389)
                                                ------      ------      ------
Total increase (decrease) in throughput.......  (3,321)      8,202      (2,205)
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

     In the residential market, the Company should continue to benefit from the New England region's market and growth potential. There are approximately 154,000 households and businesses along the Company's mains and additional homes located short distances from existing gas mains that use no gas at all. In addition, additional growth is anticipated from the estimated 42,000 existing residential nonheating customers. These are attractive markets and represent an opportunity to increase gas sales with little or no capital investment.

     As part of its efforts to unbundle transportation from gas sales service, the Company sponsored one of the first residential pilot programs to allow customers to purchase gas from among competing nonregulated natural gas marketers. This program brought the benefits of competition and encouraged increased system throughput.

     For commercial and industrial customers, environmental issues are important in choosing an energy source. Since natural gas is the cleanest burning fossil fuel, using natural gas can assist companies in complying with the Clean Air Act and underground oil storage tank legislation.

     Finally, gas is marketed to large users on a seasonal or interruptible basis. Approximately 46% of interruptible volumes in 1998 were sold to five electric utilities for electric power generation, down from 66% the prior year. The remainder were sold to approximately 100 industrial customers equipped to burn either natural gas or fuel oil. Price is the key competitive factor in this market, so the Company pursues interruptible sales through a flexible pricing structure designed to remain competitive with other fuels. Substantially all net margins from interruptible sales are passed back to firm customers through cost of gas adjustment clauses (see "Regulation and Rates").

NATURAL GAS SALES

     The natural gas sales portion of bundled service does not provide a profit margin. However, as almost all 305,000 utility customers purchase bundled transportation and natural gas, minimizing gas costs to increase throughput is an important part of the Company's business plan.

     A strategy of balancing gas purchase costs and security of supply is achieved by optimizing the mix and terms of natural gas contracts with the use of supplemental liquefied natural gas and propane to meet peak winter demand. A diversified gas supply portfolio is maintained of domestic and Canadian gas supply contracts with producers.

CAPACITY REQUIREMENTS

     Natural gas is currently imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). The Portland Natural Gas Transmission System ("PNGTS"), a long-term capacity addition, is currently under construction by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipeline link with Canadian gas suppliers, and is expected to be in service in the spring of 1999. An option has been exercised with PPLC to extend the lease until April 1999. For further discussion see Note 9 of "Notes to Consolidated Financial Statements", Part II,
Item 8, Financial Statements and Supplementary Data.

REGULATION AND RATES

     The Company and its subsidiaries, are subject, where applicable, to regulation by the Massachusetts Department of Telecommunications and Energy ("MADTE"), formerly the Massachusetts Department of Public Utilities ("MADPU"), the New Hampshire Public Utilities Commission ("NHPUC"), the Maine Public Utilities Commission ("MPUC") and the Federal Energy Regulatory Commission ("FERC") with respect to rates, adequacy of service, issuance of securities, accounting, and other matters.

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

     As a result of a third party fuel inventory financing program instituted by in 1982, fuel inventory and the related administrative and carrying costs are also recovered through the CGA clauses. In addition, the MADTE allows recovery of the following through the CGA: 1) the working capital costs associated with purchased gas costs; 2) remediation costs associated with waste materials from former gas manufacturing sites; 3) costs associated with MADTE-approved energy conservation and load management programs; and 4) the gas cost portion of customer accounts receivable balances that are written off.

     The following table provides the most recent rate activity of the Company by state and federal jurisdictions:

                            TABLE 4 -- RATE ACTIVITY

                                            REQUESTED INCREASES                GRANTED INCREASE
                                         -------------------------   -------------------------------------
                                                         RETURN ON                   RETURN ON
                                DATE        AMOUNT        COMMON        AMOUNT        COMMON       DATE
JURISDICTION                   FILED     (IN MILLIONS)    EQUITY     (IN MILLIONS)    EQUITY     EFFECTIVE
------------                  --------   -------------   ---------   -------------   ---------   ---------
MADTE.......................    9/1/98       $ 1.8           (a)         $ 1.8           (a)      11/1/98
NHPUC.......................   9/17/98       $  .2           (b)         $  .1           (b)      11/1/98
FERC........................    5/1/98       $10.1         11.75%        $10.1         11.75%      5/1/98
MADTE.......................  10/24/97       $ 1.8           (a)         $ 1.8           (a)       1/1/98
FERC........................   10/1/96       $ 3.4         13.50%        $ 2.9         11.75%      4/1/97
NHPUC.......................   9/15/96       $  .2           (b)         $  .2           (b)      11/1/96
NHPUC.......................   9/15/95       $  .3           (b)         $  .3           (b)      11/1/95
MADPU.......................   4/14/95       $  .0           (c)            (c)          (c)       1/1/96
NHPUC.......................   9/14/94       $  .1           (b)         $  .1           (b)      11/1/94
FERC........................   4/29/94       $ 1.6         14.20%        $ 1.1         11.50%     11/1/94

---------------

(a) The revenue increase was granted under a two-year Rate Plan allowing, among other things, recovery of certain costs under the terms of the Offer of Settlement effective 12/31/97; no return was requested or ordered.

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

     The laws of the Commonwealth of Massachusetts permit a municipality, by appropriate vote of its residents, to enter the gas business and purchase the facilities of the utility serving such municipality. If the utility is not willing to sell, the municipality may construct a plant or acquire one from another source. The Company is not aware of any municipality in its service territories which intends to seek approval of such action.

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

EMPLOYEES

     The Company employed 1,244 persons at September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and positions of the principal executive officers of the Registrant as of December 31, 1998 are listed below along with their business experience during the past five years. All principal executive officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting of shareholders. There are no family relationships among these officers, except as noted below, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

              NAME, AGE AND POSITION                     BUSINESS EXPERIENCE DURING PAST 5 YEARS
              ----------------------                     ---------------------------------------
Roger A. Young, 52, Chairman of the Board of
  Directors (Chief Executive Officer) (a)..........  Chairman of the Board of Directors since 1996;
                                                     Chief Executive Officer; Director; President
                                                     until 1995.

Jeffrey W. Yundt, 53, President....................  President 1998; Executive Vice President, NIPSCO
                                                     Industries, Inc.

Thomas W. Sherman, 58, Executive Vice President
  (Chief Financial and Accounting Officer and
  Treasurer).......................................  Director; Executive Vice President; Chief
                                                     Financial Officer; Treasurer.

William L. Glascock, 53, Senior Vice President.....  Senior Vice President 1997; Senior Vice
                                                     President Nationsbank.

James D. Simpson, 48, Senior Vice President........  Senior Vice President 1998; Vice President.

Thomas J. Aruffo, 40, Vice President...............  Leader Information Services 1997; Vice President
                                                     Fidelity Investments 1996 to 1997; Director
                                                     Information Systems Prudential Insurance Company
                                                     of America.

Richard P. Cencini, 51, Vice President.............  Vice President 1997; Leader, Regulatory Pricing
                                                     1996 to 1997; Director Regulatory Affairs.

Carol A. Collins, 45, Vice President...............  Vice President 1997; Leader, Services Delivery
                                                     1996 to 1997; Manager Information Systems
                                                     Development.

Barbara S. McKay, 51, Vice President...............  Vice President 1997; Vice President Fleet
                                                     Financial Group.

John R. Snow, 57, Vice President...................  Vice President.

Stephen J. Curran, 52, Controller..................  Controller.

---------------

(a) Charles H. Tenney II, Director, is the stepfather of Roger A. Young, Chairman of the Board of Directors.

ITEM 2.  PROPERTIES

     The Company holds franchise rights to lay gas mains in the streets and public places of various service territories in Massachusetts, Maine, and New Hampshire.

     As of September 30, 1998, the Company's system consisted of approximately 5,450 miles of distribution mains; 116 miles of transmission lines, with requisite accessory pumping and regulating stations; LNG liquefaction, vaporization and storage facilities; propane storage tanks; 268,022 services (small pipes connecting mains with piping on the customers' premises) and 305,182 meters installed on customers' premises.

     The Company also leases a transmission line which is 166 miles in length running from the Canadian border through Vermont and New Hampshire and terminating in South Portland, Maine (see Item 1. Business, "Capacity Requirements").

     The transmission and distribution system is for the most part located on or under public streets, and other public places or on private property not owned by the Company, with easements from or consent of the respective owners.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                                  QUARTER ENDED
                             --------------------------------------------------------
                             DECEMBER 31      MARCH 31      JUNE 30      SEPTEMBER 30
                             -----------      --------      -------      ------------
FISCAL 1998
     High..................      $37 1/2        $38 1/2       $38 5/8        $39 3/16
     Low...................      $28 1/16       $36 15/16     $37 1/2        $37 7/8
FISCAL 1997
     High..................      $30 5/8        $28 1/4       $27 5/8        $30 3/8
     Low...................      $26 3/4        $25 1/8       $25 3/8        $26 1/4

     The common stock of the Company is listed on both the New York Stock Exchange and the Boston Stock Exchange. The ticker symbol is "BGC" and common listings in the financial press include "BayStGas" and "BaySGs". As of December 31, 1998, there were approximately 8,669 shareholders of record. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee name through various brokerage firms or other entities. Information regarding cash dividends declared on common stock is included in Note 10 of "Notes to the Consolidated Financial Statements", Item 8, Financial Statements and Supplementary Data.

ITEM 6.  SELECTED FINANCIAL DATA

     Listed below is the required selected financial data for the last five fiscal years.

                                          1998        1997        1996        1995        1994
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS  --------    --------    --------    --------    --------
Total operating revenues.............   $450,032    $473,581    $428,843    $418,216    $463,280
Net income...........................   $  6,634    $ 26,062    $ 27,072    $ 23,128    $ 24,485
Diluted earnings per average common
  share..............................   $    .47    $   1.90    $   1.98    $   1.71    $   1.85
Total assets.........................   $772,251    $723,266    $684,253    $630,355    $614,798
Long-term obligations under capital
  leases.............................   $     --    $     --    $    694    $  1,611    $  2,719
Capitalization:
Common equity........................   $220,185    $234,378    $227,986    $219,873    $215,389
Preferred stock......................   $     --    $  4,917    $  5,009    $  5,149    $  5,293
Long-term debt.......................   $239,475    $229,500    $196,500    $199,000    $191,000
Cash dividends declared per common
  share..............................   $   1.60    $   1.56    $   1.52    $   1.48    $   1.44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

     Bay State Gas Company ("Bay State" or the "Company") operates in three energy related business segments: Utility, Energy Products & Services, and Energy Ventures. The Utility segment is in the local gas distribution and transmission business. The nonregulated Energy Products & Services business segment markets products and services under the brand names, "EnergyUSA(TM)" and "EnergyEXPRESS(TM)". The Energy Ventures segment develops business opportunities and projects which are closely related to the Company's core business.

YEAR IN REVIEW

     In 1998, net income was $6.6 million compared to $26.1 million in 1997 while diluted earnings per share were $.47 versus $1.90 one year ago. Net income for 1998 decreased due to the effects of weather, the incurrence of merger and merger-related costs, the write-off of certain assets whose recovery was no longer probable, and operating losses in Energy Products & Services. Net income was positively impacted by the receipt of environmental recovery cost insurance settlements and by a change in a benefit plan accounting principle. The sale of a subsidiary for a $7.8 million after-tax gain improved 1997 earnings. Weather during 1998 was 9.1% warmer than normal and 7.8% warmer than 1997.

     Operating revenues and income before interest and taxes for the three business segments for 1998 and 1997 were as follows:

                               OPERATING REVENUES

                                                      1998          1997
IN MILLIONS                                          ------        ------
Utility............................................  $405.5        $455.6
Energy Products & Services.........................    48.3          22.3
Eliminations.......................................    (3.8)         (4.3)
                                                     ------        ------
     Total operating revenues......................  $450.0        $473.6
                                                     ======        ======

                    INCOME (LOSS) BEFORE INTEREST AND TAXES

                                                      1998          1997
IN MILLIONS                                          ------        ------
Utility............................................  $ 35.1        $ 47.9
Energy Products & Services.........................    (6.4)         (2.9)
Energy Ventures....................................     2.1          16.0
Corporate Costs....................................      --          (0.6)
                                                     ------        ------
     Total.........................................  $ 30.8        $ 60.4
                                                     ======        ======

     Revenues are discussed below for each business segment.

INCOME (LOSS) BEFORE INTEREST AND TAXES OVERVIEW

     The $12.8 million decrease in Utility income before interest and taxes is primarily the result of warmer than prior year weather, merger and merger related costs of $8.4 million, including incentive compensation payments triggered by the merger agreement (see "Merger"), the write-off of certain assets totaling $9.9 million whose recovery was no longer considered probable, offset by the receipt of $5.7 million in environmental recovery cost insurance settlements. In 1997, $11.2 million of previously deferred corporate restructuring costs were written off.

     Loss before interest and taxes for Energy Products & Services increased $3.5 million in 1998, primarily due to losses in the Business Services and EnergyEXPRESS units, losses associated with closing the HELP loan program unit and merger and merger-related costs.

     Income before interest and taxes decreased $13.9 million in Energy Ventures in 1998 primarily due to the sale of a subsidiary which held a 17.5% equity investment in MASSPOWER for a $13.3 million pre-tax gain in 1997.

     Energy Ventures develops business opportunities and projects which are closely related to the Company's core businesses. Currently this segment participates in two major projects: the Portland Natural Gas Transmission System ("PNGTS"); and the Wells LNG facility ("Wells LNG"). Earnings from the PNGTS and Wells LNG investments in the form of investment income and allowance for funds used during construction ("AFUDC") totaled $2.4 million and $1.8 million in 1998 and 1997, respectively (see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data).

     Common stock dividends declared in 1998 were $1.60 per share, 2.6% higher than the prior year. This was the fifteenth consecutive year of increased common stock dividends, and it completes the 145th year of consecutive quarterly dividends. The current annualized dividend is equivalent to $1.62 per share.

MERGER

     On May 27, 1998, at a Special Meeting of Common Shareholders, an Agreement and Plan of Merger dated December 18, 1997, as amended and restated as of March 4, 1998, and further amended as of November 16, 1998, by and between NIPSCO Industries, Inc. ("Industries") and the Company was approved that provides for the merger of Bay State with and into a corporation to be organized as a wholly owned subsidiary of Industries. Consummation of the merger is subject to satisfaction of certain conditions, including obtaining state regulatory approvals, which have been received from the required regulatory agencies in Massachusetts, New Hampshire, and Maine. Approvals of this type are customary for utility mergers and are prerequisites for Securities and Exchange Commission approval. All conditions, except receiving Securities and Exchange Commission approval, have been met.

     On November 5, 1998, the MADTE approved the merger of the Company and Industries, and adopted the Company's proposed five-year base rate freeze plan, with modifications. The rate freeze is to be in place during the November 1, 1999 -- October 31, 2004 period, following the conclusion of the current two-year regulatory plan. Increases for certain exogenous factors outside of the Company's control are not precluded. The MADTE did not approve the Company's proposed earnings sharing mechanism and directed the Company to continue the current service quality index measures and penalties, as approved in the current rate plan, pending filing of proposed changes for review and approval effective November 1, 1999. The MADTE stated that the merged company could propose recovery of the annual amortization of an acquisition premium in future rate proceedings to the extent offset by merger-related savings and that amortization of the premium is to begin immediately upon closure of the merger.

     Severance agreements with 14 officers and senior managers are in place which become operative upon a change in control of Bay State and continue in effect for up to three years. Potential severance expense under the agreements could total $15.6 million if all covered individuals were terminated. Bay State has no intention of taking any action which would result in payments being owed under the severance agreements.

OPERATING REVENUES

UTILITY OPERATING REVENUES

     The following table details the components of Utility operating revenues for the past three years:

                                         1998          1997          1996
IN MILLIONS                             ------        ------        ------
Bundled transportation................  $155.8        $164.9        $167.9
Unbundled transportation..............    21.4          12.4           6.8
                                        ------        ------        ------
Transportation revenues...............   177.2         177.3         174.7
Natural gas sales.....................   212.2         262.6         226.8
                                        ------        ------        ------
Transportation and natural gas
  sales...............................   389.4         439.9         401.5
Other revenues........................    16.1          15.7          12.5
                                        ------        ------        ------
     Total Utility operating
       revenues.......................  $405.5        $455.6        $414.0
                                        ======        ======        ======

TRANSPORTATION REVENUES

     Total transportation revenues in 1998 were consistent with 1997 at $177.2 million. The majority of customers purchase bundled transportation and natural gas service. Traditionally some larger commercial, industrial, and interruptible customers have elected to purchase unbundled transportation service allowing them to manage their own gas purchasing, balancing, and storage functions.

     The Pioneer Valley Customer Choice pilot program was launched in November 1996 to give residential customers the opportunity to purchase their natural gas from a supplier of their choice. Bay State continues to transport the gas to customers' homes, maintain the local pipeline system, respond to emergencies, and read customers' gas meters.

     The pilot program was expanded in July 1997 to include over 100,000 residential and small business customers. The expanded program -- Choice Advantage from Bay State Gas -- was designed to foster competition within the service territory and to enable the Company to continue to learn about gas supplier and consumer behavior. To date, over 21,000 residential and 7,000 small businesses have elected to become unbundled transportation customers.

     Earnings are unaffected by the shift from bundled to unbundled service as a profit margin is only realized on the transportation portion of bundled services.

     The number of customers grew 1.9% during 1998 with the addition of 5,700 customers, despite low competing fuel oil prices. Weather was 7.8% warmer in 1998 than in 1997. If 1998 weather had been normal, transportation revenues would have been approximately $10.1 million higher. Normalized firm throughput, adjusted for weather variances, which is a better indicator of our system growth, increased by 4.5% to 58.2 Bcf in 1998.

     The following table displays degree days for the past three years:

                                                                PERCENTAGE
                                                              COLDER/(WARMER)
                    YEAR                       DEGREE DAYS      THAN NORMAL
                    ----                       -----------    ---------------
1998.........................................     6,384            (9.1)%
1997.........................................     6,916            (2.1)%
1996.........................................     7,220             2.8%

NATURAL GAS SALES

     The natural gas sales portion of bundled service does not provide a profit margin. However, as 91% of Utility customers purchase bundled transportation and natural gas commodity sales service, minimizing gas costs to increase throughput is an important competitive strategy.

     Utility's goal is to balance gas purchase costs and security of supply by optimizing the mix and terms of natural gas contracts with the use of underground storage and supplemental liquefied natural gas and propane to meet peak winter demand. Rates for natural gas sales include cost of gas adjustment clauses ("CGA") pursuant to which gas purchase costs and other costs are recovered from customers. The following table details Recovered Gas Costs:

                                                 1998      1997      1996
IN MILLIONS                                     ------    ------    ------
Gas demand....................................  $ 22.7    $ 23.7    $ 25.2
Gas commodity.................................   120.5     167.2       120
                                                ------    ------    ------
Total purchase costs..........................   143.2     190.9     145.2
                                                ------    ------    ------
Transmission costs............................    47.6      44.2      49.8
Supplemental fuels............................    11.3      15.1      18.5
Other.........................................    10.1      12.4      13.3
                                                ------    ------    ------
          Total recovered gas costs...........  $212.2    $262.6    $226.8
                                                ======    ======    ======

     Recovered gas costs decreased by 19%, or $50.4 million, in 1998. Lower gas costs were the result of a decrease in gas commodity prices, lower volumes sold due to warmer than normal weather lessening demand for gas for heating purposes, and the increase in transportation only customers who purchase natural gas from a third party and have it transported on Utility's system. The decrease in supplemental fuel costs in 1998 is the result of the warmer weather, requiring less supplemental supplies than in the previous year.

OTHER UTILITY REVENUES

     Other revenues, which consist primarily of customer service revenues, merchandise sales, and equipment rentals, were consistent with 1997 results.

ENERGY PRODUCTS & SERVICES OPERATING REVENUES

     The following table details the components of Energy Products & Services operating revenues for the past three years:

                                                   1998     1997     1996
IN MILLIONS                                        -----    -----    -----
EnergyUSA(TM)
  Home Services(SM)..............................  $ 8.7    $ 7.7    $ 6.9
  Business Services(SM)..........................   24.2      2.4       --
EnergyEXPRESS(TM)................................   15.4     12.2     10.2
                                                   -----    -----    -----
          Total Energy Products & Services
            Operating Revenues...................  $48.3    $22.3    $17.1
                                                   =====    =====    =====

     EnergyUSA Home Services(SM) offers rental of water heaters, insurance programs for heating systems maintenance, and a variety of energy-related products to residential customers. Water heater rentals provided $5.4 million in revenue, a 6.2% increase from 1997, primarily due to an increase in the number of water heater units rented. Insurance program revenues increased by 30% in 1998, due to an increase in rates. The energy-related financing unit, HELP, was closed in 1998 after disappointing results in 1997 and 1998. A charge of $427,000 was recorded associated with closing this business unit.

     Business Services(SM) manages the energy needs of commercial and industrial customers, primarily through the operations of SavageAlert, Inc. and its subsidiaries, which were acquired in November 1997. Business Services provides strategic energy supply management, applied technology, engineering design/build, and facilities management services. Since its acquisition SavageAlert has contributed revenues of $18.6 million.

     EnergyEXPRESS(TM) markets energy commodities to the homes and businesses. Retail propane revenues were $9.4 million, down from $11.5 million in 1997 primarily due to selling fewer gallons due to the warmer weather. Natural gas, wholesale propane, electricity and other commodities contributed revenues of $6.0 million, up $5.3 million from 1997 revenues of $700,000, when this unit was a start-up operation.

OPERATING EXPENSES

     Other cost of goods sold consists of costs of products and services sold by Energy Products & Services, primarily propane, natural gas, and professional services, and the cost of merchandise products sold by Utility.

     Operations expenses increased by $26.1 million in 1998 primarily due to increased pipeline rent expense ($3.4 million), rent payments on assets sold and leased-back over the past two years ($3.1 million), increased compensation expense, including compensation associated with the approval of the merger agreement by shareholders ($4.6 million) and the write-off of previously deferred Massachusetts postemployment benefit expenses ($4.8 million) whose recovery was no longer considered probable. Offsetting these increases was a decrease ($1.9 million) in bad debt expense caused by receiving MADTE approval to allocate the portion of bad debt expense that relates to natural gas product costs in Massachusetts to the CGA for collection from customers in future periods. See "Liquidity and Capital Resources -- Cash flows from investing activities" for a discussion of the Company's asset sales in recent years.

     Restructuring costs expensed in 1997 consisted of early retirement benefits, consulting fees and other costs related to preparing for the competitive environment of deregulation, primarily $11.2 million of costs in one jurisdiction that were written-off to expense as part of a rate settlement agreement (see Note 8 of "Notes to Consolidated Financial Statements", Part II,
Item 8, Financial Statements and Supplemental Data). Restructuring costs in 1998 consist of amortization of amounts deferred in other jurisdictions.

     Higher plant balances have resulted in continuing increases in depreciation expense. Additionally, $5.1 million invested in software development was charged to amortization expense in 1998 when the software project was terminated.

     Other taxes, principally property taxes, increased primarily due to higher property taxes. Annual increases in property tax rates and assessments, combined with the growth in plant, increased property taxes by $644,000 in 1998.

OTHER INCOME

     Other income decreased $8.5 million from 1997, primarily due to the $13.3 million pre-tax gain on the sale of a subsidiary which owned the Company's 17.5% equity investment in MASSPOWER recorded in 1997, partially offset by $5.7 million in insurance receipts of environmental recovery costs in 1998. Income from investments has decreased because 50% of the Company's ownership interest in the PNGTS pipeline project was sold at book value in April 1998 to Industries.

INTEREST EXPENSE

     Interest expense increased 3.9%, to $18.5 million in 1998 from $17.8 million in 1997, due to increases in the levels of short- and long-term debt, offset by lower interest rates.

INTEREST RATE RISK

     The fair value of notes payable approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair market value resulting from a hypothetical 10% decrease in the Company's weighted-average long-term borrowing rate at September 30, 1998. The fair value of long-term debt, including current maturities, was estimated to be $248.3 million at September 30, 1998, and exceeded the carrying value by $7.6 million. Market risk was estimated as the potential increase in fair market value resulting from a hypothetical 10% decrease in the Company's weighted average long-term borrowing rate at September 30, 1998, or $22.6 million.

RESULTS OF OPERATIONS 1997 AND 1996

     Net income decreased $1.0 million in 1997 due to weather that was 4.9% warmer than 1996, and the write-off of restructuring costs (see Note 8 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data), offset by the sale of a subsidiary for an after-tax gain of

$7.8 million (see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data). During 1996, net income increased $3.9 million due to weather that was 2.8% colder than normal within the service territories. In both years the customer base was growing. As a result of higher natural gas product costs and increased throughput in fiscal year 1997, operating revenues increased by $44.8 million after increasing $10.6 million in 1996 due to colder weather.

     Recovered gas costs increased 16% to $262.6 million in 1997. These higher gas costs were the result of increases in gas commodity prices. In 1996, recovered gas costs decreased 3.5% to $226.8 million. These lower gas costs were the result of a decline in fixed purchase costs and pipeline refunds.

     Operation expenses increased by $4.9 million in 1997 after increasing by $9.6 million in 1996. In 1997, the increase was primarily as a result of a $6.3 million increase in Energy Products & Services costs resulting from efforts to develop that business segment, offset by a $2.0 million decrease in Utility costs. In 1996, the increase was primarily the result of increases in payroll and propane fuel purchases, due to the colder weather, and increases in outside services.

IMPACT OF INFLATION

     Inflation did not have a significant impact on operations in 1998, 1997 or 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Natural gas sales in New England are seasonal, and cash flows reflect this seasonality. Approximately 74% of annual revenues are generated during the heating season, which results in a high level of cash flow from operations from late winter through early summer. Short-term borrowings are typically highest in the fall and early winter as a result of completion of the annual construction program and seasonal working capital requirements. Access to financial markets has been sufficient to meet capital requirements and a change in its access to, or the availability of, capital in the coming year is not anticipated.

CASH FLOWS FROM OPERATING ACTIVITIES

                                                    1998     1997     1996
IN MILLIONS                                         -----    -----    ----
Net cash provided by operating activities.........  $25.6    $44.5    $7.1

     Cash flows from operations decreased by $18.9 million in 1998 primarily as the result of the decrease in net income coupled with an overall increase in net operating assets. Cash flows from operations increased $37.4 million in 1997, primarily as the result of increases in accounts payable and deferred gas costs and refunds due customers.

CASH FLOWS FROM INVESTING ACTIVITIES

                                                 1998      1997      1996
IN MILLIONS                                     ------    ------    ------
Net cash used in investing activities.........  $(31.9)   $(32.7)   $(34.7)

     Investments are made in utility property, plant, and equipment to improve and protect the distribution system, and to expand the system to meet customer demand. Capital expenditures for property, plant, and equipment were $57.4 million compared with $57.6 million in 1997 and $50.7 million in 1996. The increase from 1996 to 1997 was primarily attributable to increased spending on automated meter reading devices of $6.5 million. Capital expenditures for property, plant, and equipment for 1999 are estimated to be approximately $60 million.

     The sale of automated meter reading devices and rental assets provided $23.8 million and the sale of 50% of the Company's equity interest in the PNGTS pipeline project provided $12.4 million in cash in 1998. The sale of a subsidiary which owned an equity investment in MASSPOWER and the sale/leaseback of Bay State's Westborough headquarters building and ten acres of land provided additional cash of $17.0 million and $10.1 million, respectively, in 1997. The sale of rental assets provided $20.7 million in additional cash during 1996.

     Cash used for other investments include expenditures primarily for PNGTS and Wells LNG, which were $10.6 million, $2.5 million, and $5.7 million in 1998, 1997, and 1996, respectively (see Note 9 of "Notes to Consolidated Financial Statements", Part II, Item 8, Financial Statements and Supplemental Data). Now that the PNGTS project is under construction and it is receiving project financing from financial institutions, it is expected that further cash contributions for this project will be minimal.

CASH FLOWS FROM FINANCING ACTIVITIES

                                                   1998     1997     1996
IN MILLIONS                                        ----    ------    -----
Net cash provided by (used in) financing
  activities.....................................  $7.0    $(12.8)   $29.6

     Cash flows from financing activities increased in 1998 primarily due to the Company borrowing $31 million of short-term debt as compared with paying down $13 million of short-term debt in 1997 and borrowing $33 million in 1996.

     $30 million of 6.26% long-term notes were issued and an additional $2 million was borrowed against a long-term revolving credit agreement. The proceeds from these borrowings were used primarily to retire $25 million of 9.45% notes, $5 million of 6.3% notes, and redeem $4.9 million of preferred stock. The Company has access to $95.0 million in bank lines of credit at September 30, 1998.

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

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued four new accounting standards effective for fiscal year 1999. Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires reporting comprehensive income and its components. Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, requires reporting financial and descriptive information about reportable operating segments. Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits, revises employers' pension and other postretirement benefit plan disclosures, but does not change the measurement or accounting for those plans. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and hedging activities. It is expected that the adoption of these standards will not have a material impact on cash flows, financial condition, or the results of operations.

YEAR 2000

     A program is underway to prepare computer systems and other applications for proper functioning in the Year 2000. The program consists of four phases: assessment, remediation, testing, and certification. The assessment phase, which involved determining the full scope of potential problems with respect to hardware, software and embedded chips, assisting in the development of a framework and timetable for addressing all potential Year 2000 problems and providing an estimate of the cost of remediating and/or replacing computer systems and other applications, has been completed. Based on this assessment, it has been determined that all computer systems and other applications will be replaced/upgraded with the exception of one computer system which will be remediated.

     Currently, the program is in the remediation and testing phases. It is anticipated that replacements/upgrades and remediations will be completed by July 1999. Testing plans are being developed to ensure that computer systems and other applications potentially affected by the Year 2000 are compliant. It is anticipated that the testing and certification phases will be completed by September 1999.

     A vendor management program has been undertaken to determine the readiness of important vendors, with the goal of obtaining reasonable assurances that there will not be any interruptions in the supply of goods and services due to Year 2000 issues. Additionally, electronic data interchanges with other companies are being reviewed to identify potential Year 2000 issues.

     Approximately $1.5 million was expensed in 1998 for Year 2000 related work. The assessment phase analysis indicated that total program expense will exceed $4.0 million (including the $1.5 million spent in 1998.) Where the replacement of certain systems was the recommended course of action, the cost of those replacement systems will be recorded as assets and depreciated or amortized. All other costs associated with Year 2000 issues will be expensed and funded through operating cash flows.

     Due to the complexity of the problem and the reliance on certain important vendors and suppliers, there can be no guarantee that Year 2000 compliance for all computer systems and other applications will be achieved or that critical and important vendors and suppliers will achieve compliance. As a result, the development of contingency plans are included as part of the program in an effort to mitigate the risks of non-compliance. It is anticipated that contingency plans will be completed by September 1999. As an additional measure, independent parties are being utilized to verify the reliability of risk and cost estimates for the program.

     Despite adequate program efforts, contingency planning, and independent reviews, a Year 2000 computer system or application failure, either by the Company's systems or a critical vendor or supplier, could be encountered. Management believes the worst case scenario would include service interruptions to some communities and customers which would be expected to be restored in a reasonably short time frame. With respect to other interruptions to operations, such as customer service, business operations, supplies and emergency response capabilities, such scenarios would likely cause minor disruptions of services and processes followed by rapid recovery and that essential information or data would not be impaired.

FORWARD LOOKING INFORMATION

     This report and other Company reports contain forward looking statements. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, the regulatory environment, and other uncertainties, which are difficult to predict, and are beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BAY STATE GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                                               1998        1997        1996
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                       --------    --------    --------
Operating revenues.........................................  $450,032    $473,581    $428,843
                                                             --------    --------    --------
Operating expenses:
     Recovered natural gas costs...........................   212,250     262,571     226,836
     Other cost of goods sold..............................    31,201      10,328       5,805
     Operations (note 9)...................................   121,347      95,264      90,509
     Restructuring costs (note 8)..........................       626      11,404          --
     Merger costs..........................................     4,385          --          --
     Maintenance...........................................    10,425      10,573      10,426
     Depreciation and amortization.........................    34,870      28,486      26,311
     Other taxes, principally property taxes...............    14,263      13,251      12,741
                                                             --------    --------    --------
Total operating expenses...................................   429,367     431,877     372,628
                                                             --------    --------    --------
Operating income...........................................    20,665      41,704      56,215
                                                             --------    --------    --------
Other income:
     Income from sale of subsidiary (note 9)...............        --      13,344          --
     Income from investments...............................     1,639       2,667       2,502
     AFUDC equity and other................................     8,529       2,653       1,594
                                                             --------    --------    --------
Income before interest and income taxes....................    30,833      60,368      60,311
                                                             --------    --------    --------
Interest income............................................      (220)       (515)       (477)
Interest expense...........................................    18,513      17,842      16,763
Federal and state taxes on income (note 2).................     8,165      16,979      16,953
                                                             --------    --------    --------
Net income before change in accounting principle...........     4,375      26,062      27,072
Change in accounting principle (net of taxes) (note 1).....     2,259          --          --
                                                             --------    --------    --------
Net income.................................................     6,634      26,062      27,072
Dividend requirements on preferred stock...................       118         288         293
                                                             --------    --------    --------
Earnings applicable to common stock........................  $  6,516    $ 25,774    $ 26,779
                                                             ========    ========    ========
Average number of shares outstanding -- basic..............    13,523      13,455      13,397
                                                             ========    ========    ========
Basic earnings per share...................................  $   0.48    $   1.92    $   2.00
                                                             ========    ========    ========
Average number of common shares outstanding -- diluted.....    13,749      13,584      13,544
                                                             ========    ========    ========
Diluted earnings per share.................................  $   0.47    $   1.90    $   1.98
                                                             ========    ========    ========
Dividends declared per common share........................  $   1.60    $   1.56    $   1.52
                                                             ========    ========    ========

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                                     ASSETS

                                                                1998            1997
                        IN THOUSANDS                          --------        --------
Plant, at cost..............................................  $760,799        $740,266
Accumulated depreciation and amortization...................   236,791         216,965
                                                              --------        --------
Net plant...................................................   524,008         523,301
                                                              --------        --------
Investments (note 9)........................................    20,001          19,382
Prepaid benefit plans (note 7)..............................    27,057          21,941
Other long-term assets......................................    21,966           8,064
Current assets:
     Cash and temporary cash investments....................     4,425           3,672
     Accounts receivable, less allowances of $4,413 and
      $4,138................................................    41,080          32,713
     Unbilled revenues......................................     3,138           3,708
     Deferred gas costs.....................................    58,406          39,764
     Inventories, at average cost (note 6)..................    43,131          30,473
     Prepaid taxes..........................................     4,508           1,147
     Other..................................................     5,194           4,828
                                                              --------        --------
Total current assets........................................   159,882         116,305
                                                              --------        --------
Regulatory assets:
     Income taxes...........................................    12,978          11,045
     Other (note 9).........................................     6,359          23,228
                                                              --------        --------
                                                              $772,251        $723,266
                                                              ========        ========

                            CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statements and note 3):
     Common stock equity....................................  $220,185        $234,378
     Preferred stock equity.................................        --           4,917
     Long-term debt.........................................   239,475         229,500
                                                              --------        --------
Total capitalization........................................   459,660         468,795
                                                              --------        --------
Long-term liabilities:
     Deferred taxes (note 2)................................    91,061          81,770
     Other long-term liabilities............................    17,332          13,583
                                                              --------        --------
Total long-term liabilities.................................   108,393          95,353
                                                              --------        --------
Commitments and contingencies (note 9)
Current liabilities:
     Short-term debt (note 5)...............................    82,700          51,625
     Current maturities of long-term debt (note 3)..........     1,247           5,000
     Accounts payable.......................................    45,772          41,404
     Fuel purchase commitments (note 6).....................    29,769          22,817
     Refunds due customers..................................    38,074          25,802
     Deferred and accrued taxes (note 2)....................        --           4,473
     Other..................................................     6,636           7,997
                                                              --------        --------
Total current liabilities...................................   204,198         159,118
                                                              --------        --------
                                                              $772,251        $723,266
                                                              ========        ========

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                          SEPTEMBER 30, 1998 AND 1997

                                                             1998                  1997
                                                      -------------------   -------------------
                                                       AMOUNT     PERCENT    AMOUNT     PERCENT
                    IN THOUSANDS                       ------     -------    ------     -------
Common stock equity:
Common stock, $3.33 1/3 par value, authorized
  36,000,000 shares; 13,543,344, and 13,506,594
  shares outstanding................................  $  45,144             $  45,025
Paid-in-capital.....................................    103,933               103,126
Retained earnings...................................     71,108                86,227
                                                      ---------   ------    ---------   ------
Total common stock equity...........................    220,185    47.9%      234,378    50.0%
                                                      ---------   ------    ---------   ------
Cumulative preferred stock:
Redeemable cumulative preferred stock...............         --                 4,917
                                                      ---------   ------    ---------   ------
Total cumulative preferred stock....................         --     0.0%        4,917     1.0%
                                                      ---------   ------    ---------   ------
Long-term debt:
Revolving Credit Agreement..........................     20,000                18,000
Notes...............................................    220,722               216,500
                                                      ---------   ------    ---------   ------
Total long-term debt................................    240,722               234,500
Less current maturities of long-term debt...........      1,247                 5,000
                                                      ---------   ------    ---------   ------
Long-term debt, net.................................    239,475    52.1%      229,500    49.0%
                                                      ---------   ------    ---------   ------
Total capitalization................................  $ 459,660   100.0%    $ 468,795   100.0%
                                                      =========   ======    =========   ======

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                                       CUMULATIVE
                                                      COMMON STOCK                   PREFERRED STOCK
                                      --------------------------------------------   ---------------
                                                               PAID-IN    RETAINED
                                        SHARES     PAR VALUE   CAPITAL    EARNINGS
 IN THOUSANDS, EXCEPT SHARE AMOUNTS   ----------   ---------   --------   --------
BALANCE AT SEPTEMBER 30, 1995         13,353,394    $44,511    $100,339   $ 75,023       $ 5,149
Net income..........................                                        27,072
Dividends declared:
     Preferred stock................                                          (293)
     Common stock...................                                       (20,361)
Common stock issued:
     Key Employee Stock Option
       Plan.........................      74,850        250       1,467
Redemption of preferred stock.......                                (22)                    (140)
                                      ----------    -------    --------   --------       -------
BALANCE AT SEPTEMBER 30, 1996         13,428,244     44,761     101,784     81,441         5,009
Net income..........................                                        26,062
Dividends declared:
     Preferred stock................                                          (288)
     Common stock...................                                       (20,988)
Common stock issued:
     Key Employee Stock Option
       Plan.........................      78,350        264       1,354
Redemption of preferred stock.......                                (12)                     (92)
                                      ----------    -------    --------   --------       -------
BALANCE AT SEPTEMBER 30, 1997         13,506,594     45,025     103,126     86,227         4,917
Net income..........................                                         6,634
Dividends declared:
     Preferred stock................                                          (118)
     Common stock...................                                       (21,635)
Common stock issued:
     Key Employee Stock Option
       Plan.........................      36,750        119       1,041
Redemption of preferred stock.......                               (234)                  (4,917)
                                      ----------    -------    --------   --------       -------
BALANCE AT SEPTEMBER 30, 1998         13,543,344    $45,144    $103,933   $ 71,108       $     0
                                      ==========    =======    ========   ========       =======

        The accompanying notes are an integral part of these statements.

                             BAY STATE GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                1998       1997       1996
                        IN THOUSANDS                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,634   $ 26,062   $ 27,072
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................    34,870     28,486     26,311
     Deferred income taxes..................................     4,269      1,603      6,743
     Gain from sale of subsidiary...........................        --    (13,344)        --
     Change in accounting principle (net of taxes)..........    (2,259)        --         --
     Investment income and AFUDC............................    (3,572)    (3,568)    (3,981)
Changes in operating assets and liabilities:
     Accounts receivable....................................    (5,646)    (5,570)    (4,899)
     Accounts payable.......................................     2,400      9,546      2,693
     Taxes..................................................    (6,233)       525     (2,390)
     Deferred gas costs and refunds due customers...........    (6,370)     3,058    (32,758)
     Other..................................................     1,497     (2,258)   (11,653)
                                                              --------   --------   --------
Net cash provided by operating activities...................    25,590     44,540      7,138
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant..........................................   (57,425)   (57,638)   (50,731)
Proceeds from sale of subsidiary............................        --     17,000         --
Proceeds from sale of assets and investments................    36,195     10,145     20,667
Other investments...........................................   (10,632)    (2,171)    (4,623)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (31,862)   (32,664)   (34,687)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock....................................     1,160      1,618      1,717
Dividends on common stock...................................   (21,635)   (20,988)   (20,361)
Dividends on preferred stock................................      (118)      (288)      (293)
Issuance of long-term debt..................................    32,000     20,000     22,000
Retirements of preferred stock and long-term debt...........   (35,457)      (104)    (6,662)
Short-term debt.............................................    31,075    (13,025)    33,150
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........     7,025    (12,787)    29,551
                                                              --------   --------   --------
Net increase (decrease) in cash and temporary cash
  investments...............................................       753       (911)     2,002
Cash and temporary cash investments at beginning of
  period....................................................     3,672      4,583      2,581
                                                              --------   --------   --------
Cash and temporary cash investments at end of period........  $  4,425   $  3,672   $  4,583
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amounts capitalized)..................  $ 20,884   $ 19,229   $ 18,134
                                                              ========   ========   ========
     Income taxes...........................................  $  9,629   $ 14,711   $ 11,935
                                                              ========   ========   ========

Supplementary non-cash information:
In November 1997, all the common stock of SavageAlert, Inc. was acquired through a combination of cash and long-term notes. The non-cash portion of this transaction amounted to $3.9 million in note issuances (see note 1.)

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS. Bay State Gas Company ("Bay State" or the "Company") operates in three related energy segments: Utility, Energy Products & Services, and Energy Ventures. The Utility serves about 305,000 natural gas customers in the states of Massachusetts, New Hampshire, and Maine. The non-regulated Energy Products & Services segment serves about 94,000 residential, commercial, and industrial customers throughout New England, and markets products and services under the brand names, "EnergyUSA(TM)" and "EnergyEXPRESS(TM)". Energy Ventures develops business opportunities and projects which are closely related to the Company's core businesses.

     MERGER. On May 27, 1998, Common Shareholders' approved a merger with NIPSCO Industries, Inc. ("Industries") (see discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The consolidated financial statements include the accounts of Bay State Gas Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain information in the prior period financial statements has been reclassified to conform with the current period's presentation.

     REGULATION. The Company is subject to regulation with respect to rates, accounting, and other matters, where applicable, by the Massachusetts Department of Telecommunications and Energy ("MADTE"), the New Hampshire Public Utilities Commission, the Maine Public Utilities Commission, and the Federal Energy Regulatory Commission ("FERC"). Accounting policies conform to generally accepted accounting principles and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation.

     ACQUISITION. On November 18, 1997, EnergyUSA(TM), a nonregulated subsidiary, purchased 100% of the outstanding stock of SavageAlert, Inc. ("Savage") for cash of $55,000 and $3.9 million in long-term notes. In accordance with Accounting Principles Board Opinion No. 16, the acquisition was accounted for using the purchase method of accounting. The results of this acquisition are not material to the consolidated financial statements.

     PLANT. Plant is stated at original cost and consists of utility plant and Energy Products & Services plant assets. The original cost of depreciable units of utility plant retired, together with the cost of removal, net of salvage, is charged to accumulated depreciation. The costs of maintenance, repairs, and replacements of minor items are charged to expense as incurred.

     Depreciation is provided for all classes of utility plant on a group straight-line basis in amounts equivalent to overall composite rates of 3.63% for 1998 and 1997, and 3.66% for 1996. Depreciation for assets used by Energy Products & Services is provided for on a straight-line basis over the estimated useful lives of the assets.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC). AFUDC is the estimated cost of funds used for construction purposes. Such allowances are charged to plant and reported as other income (cost of equity funds) or a reduction of interest expense (cost of borrowed funds). AFUDC was $1.2 million, $901,000, and $1.4 million for 1998, 1997, and 1996, respectively.

     INVESTMENTS. Partnership investments are accounted for by the equity method.

     CASH AND TEMPORARY CASH INVESTMENTS. All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

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

     BAD DEBT EXPENSE. In January 1998, the Company received regulatory approval in Massachusetts to allocate the portion of bad debt expense that relates to natural gas product costs to the CGA for collection from customers in future periods. Bad debt expense related to natural gas transportation in Massachusetts and all bad debt expense for subsidiary companies continue to be recorded as operations expense. The change in procedure added approximately $1.9 million to pre-tax earnings in 1998.

     ENVIRONMENTAL COSTS. In accordance with orders of regulatory authorities, costs incurred to remediate environmental damage are deferred. Deferred environmental costs in Massachusetts, Maine, and New Hampshire are amortized to expense over periods of five to ten years as they are recovered from customers.

     INTEREST RATE SWAP. An interest rate swap (a "derivative") was entered into to exchange a variable rate interest payment obligation for a fixed rate obligation in order to reduce the impact of interest rate fluctuations. This derivative qualifies for hedge accounting. To qualify for hedge accounting, derivatives must meet the following criteria: 1) the item to be hedged exposes the enterprise to interest rate risk; and 2) the derivative reduces that exposure and is designated as a hedge. The interest-rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the original floating interest rate would be paid rather than the fixed rate anticipated by the agreement. Non-performance by the counterparty is not anticipated. Net interest differentials to be paid or received related to the interest swap agreement are accrued and ultimately recognized as an adjustment to interest expense over the life of the agreement. The fair value of the interest rate swap agreement is the estimated amount that would be received or paid to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty.

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

     PENSION AND OTHER EMPLOYEE BENEFIT PLANS. Noncontributory defined benefit pension plans cover substantially all employees. Benefits under the plans are generally based on years of service and the level of compensation during the final years of employment. Other postretirement benefits consist of certain health and life insurance benefits for retired and active employees hired before September 30, 1990. Postemployment benefits consist of workers compensation claims, long-term disability payments, and medical coverage continuation payments. These costs are generally recognized on the accrual method of accounting over the expected periods of employee service based on actuarial assumptions (see note 7).

     The method of recognizing actuarial gains and losses for postretirement benefit plans was changed during 1998. The previous policy amortized all actuarial gains and losses over average future service of the covered population. The new policy amortizes actuarial gains and losses which are less than 40% of plan liability over the average future service of the covered population. Actuarial gains and losses in excess of 40% of plan liability are recognized as incurred.

     In developing its amortization policy, the Financial Accounting Standards Board ("FASB") recognized that if assumptions were carefully made, actuarial gains in one year would be offset by losses in subsequent years. Since entry into the postretirement plans has terminated, offsetting actuarial losses are considered by management to be extremely unlikely. Due to lower than expected health care costs, actuarial gains of approximately 70% of plan liability built up. Management believes that allowing these excess actuarial gains to accumulate on an unlimited basis is inconsistent with the intent of Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, ("SFAS 106".) This change was adopted because the new amortization method allows for a timely recognition of economic events that have occurred and represents an improvement in the financial reporting of the accrued postretirement benefit calculation. As a result of adopting this change, $2.2 million, net of income taxes, was recognized in net income in the fourth quarter of 1998.

     For the defined benefit pension plans and postemployment benefit plans, unrecognized gains and losses will continue to be amortized over the average remaining service life of plan participants as this period approximates the benefit period.

     EARNINGS PER SHARE. On December 31, 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, was adopted, which requires the presentation of basic earnings per common share and diluted earnings per common share in place of primary and fully diluted earnings per common share. Basic earnings per common share are computed by dividing earnings applicable to common stock by the weighted average number of shares of common stock outstanding during each year. The diluted earnings per share calculation assumes conversion of dilutive stock options into common shares. See Note 3 for the calculation of basic and diluted earnings per share.

     ACCOUNTING FOR LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment whenever events change or circumstances indicate that the carrying amount of an asset may not be recoverable. $5.1 million of software development costs were written off in 1998 in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Long-Lived Assets, after the cancellation of a software project indicated that the carrying amount of the asset was not going to be recoverable.

     STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, established a fair-value based method of accounting for stock-based compensation plans. Prior to the Company's adoption of SFAS 123, employee stock options were accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, which required the use of an intrinsic-value method of accounting for stock options. SFAS 123 allows the continued use of the intrinsic-value method of accounting as long as pro-forma disclosures of net income and net income per share, as if the fair-value method of accounting for stock options were applied, are presented.

     SFAS 123 was adopted and stock options have continued to be accounted for using the methodology prescribed by APB Opinion No. 25. Accordingly, pro forma disclosures of net income and net income per share as if the fair-value method of accounting for stock options were applied are presented in note 3.

     NEW ACCOUNTING STANDARDS. The FASB has issued four accounting standards effective for fiscal year 1999. SFAS 130, Reporting Comprehensive Income, requires reporting comprehensive income and its components, SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting financial and descriptive information about reportable operating segments, SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, revises employers' pension and other postretirement benefit plan disclosures, but does not change the measurement or accounting for those plans, and SFAS 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and hedging activities. It is expected that the adoption of these standards will not have a material impact on cash flows, financial condition, or the results of operations.

NOTE 2

INCOME TAXES

     Income tax expense consists of the following:

                                           1998        1997         1996
              IN THOUSANDS                ------      -------      -------
Current:
     Federal............................  $3,446      $12,891      $ 8,785
     State..............................     850        2,885        1,824
                                          ------      -------      -------
          Total current.................   4,296       15,776       10,609
                                          ------      -------      -------
Deferred:
     Federal............................   3,965        1,292        5,551
     State..............................     304          311        1,192
                                          ------      -------      -------
          Total deferred................   4,269        1,603        6,743
                                          ------      -------      -------
Deferred investment tax credits, net....    (400)        (400)        (399)
                                          ------      -------      -------
                                          $8,165      $16,979      $16,953
                                          ======      =======      =======

     Total income tax expense is as follows:

                                           1998        1997         1996
              IN THOUSANDS                ------      -------      -------
Income from operations..................  $8,165      $16,979      $16,953
Change in accounting principle..........   1,445           --           --
                                          ------      -------      -------
Total income tax expense................  $9,610      $16,979      $16,953
                                          ======      =======      =======

     The annual provision for deferred income taxes is comprised of the following:

                                               1998       1997       1996
                IN THOUSANDS                  -------    -------    ------
Accelerated tax depreciation................  $ 3,256    $ 5,557    $3,858
Capitalized overheads.......................     (666)      (827)     (418)
Pension.....................................   (3,502)       342       771
Premium on retirement of long-term debt.....    1,888         --        --
Demand side management costs................      368       (709)      545
Restructuring costs.........................    2,289     (2,543)       --
Postretirement benefits.....................      763        348      (537)
Investment in MASSPOWER.....................      (60)    (2,212)      494
Other.......................................      (67)     1,647     2,030
                                              -------    -------    ------
Total deferred tax expense..................  $ 4,269    $ 1,603    $6,743
                                              =======    =======    ======

     A reconciliation of statutory federal income tax rates to the effective income tax rate is as follows:

                                                    1998    1997    1996
                                                    ----    ----    ----
Federal income tax rate...........................   35%    35%      35%
State income taxes, net of federal benefit........     4      4        4
Non-deductible merger related costs...............     8     --       --
Other non-deductible costs........................    12     --       --
                                                    ----    ---     ----
                                                     59%    39%      39%
                                                    ====    ===     ====

     Temporary differences that resulted in deferred income tax assets and liabilities as of September 30, 1998 and 1997 are as follows:

                                                    1998           1997
                  IN THOUSANDS                    --------        -------
Deferred income tax assets:
Allowance for doubtful accounts.................  $  2,123        $ 1,828
Restructuring costs.............................       422          2,543
Inventory and overhead costs....................     2,721          2,943
Unamortized investment tax credits..............     2,975          3,235
Other...........................................     5,377          2,636
                                                  --------        -------
     Total deferred income tax assets...........    13,618         13,185
                                                  --------        -------
Deferred income tax liabilities:
Prepaid pension and other benefits..............    11,992         13,746
Plant related...................................    83,228         78,533
Other...........................................     9,346          5,724
                                                  --------        -------
     Total deferred income tax liabilities......   104,566         98,003
                                                  --------        -------
Net deferred income tax liability...............  $ 90,948        $84,818
                                                  ========        =======

     At September 30, 1998 and 1997, unamortized deferred investment tax credits included in long-term deferred taxes amounted to $4.6 million and $5.0 million, respectively.

NOTE 3

CAPITALIZATION

     COMMON STOCK. A Stock Performance Sharing Plan (formerly Key Employee Long-Term Incentive Plan) awarded performance shares to certain employees. All of the performance shares became fully vested upon shareholder approval of the Industries merger during 1998, (see discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), and $4.1 million was paid, and charged to expense in 1998, to redeem all the outstanding performance shares. No compensation expense was recorded in 1997 or 1996. As of September 30, 1998, there are no outstanding performance shares.

     A Key Employee Stock Option Plan provides for the granting of options to key employees to purchase an aggregate of 1,050,000 shares of common stock. Options issued before 1998 are exercisable upon grant and expire within 10 years from the date of grant. Options issued in 1998 are 1/3 exercisable upon grant, with 1/3 vesting in December 1998 and the remaining options vesting in December 1999. Outstanding options are exercisable through 2007. Option activity is as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                OPTIONS OUTSTANDING                  -------    ----------------
September 30, 1995.................................  655,700         $20.28
Options exercised..................................  (74,850)        $19.56
                                                     -------         ------
September 30, 1996.................................  580,850         $20.37
Options exercised..................................  (78,350)        $20.73
                                                     -------         ------
September 30, 1997.................................  502,500         $20.31
Options issued.....................................  107,915         $28.50
Options exercised..................................  (36,750)        $20.89
                                                     -------         ------
September 30, 1998.................................  573,665         $21.82
                                                     =======         ======

     Outstanding options by exercise price are as follows:

                            OPTIONS OUTSTANDING AT       REMAINING       OPTIONS EXERCISABLE AT
      EXERCISE PRICE          SEPTEMBER 30, 1998      CONTRACTUAL LIFE     SEPTEMBER 30, 1998
      --------------        ----------------------    ----------------   ----------------------
$17.75....................          73,250                   1                   73,250
$19.625...................         114,250                   2                  114,250
$20.375...................         137,500                   3                  137,500
$22.00....................         140,750                   4                  140,750
$28.50....................         107,915                   9                   72,303
                                   -------                                      -------
                                   573,665                                      538,053
                                   =======                                      =======

     APB 25 is applied in accounting for stock option plans. Accordingly, no compensation cost has been recognized in connection with these plans. Since APB 25 is applied, certain pro forma information regarding net income and net income per share is required by SFAS 123, as if the stock option plans were accounted for under the fair value approach of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock plans is amortized to expense over the related vesting period of the options. The pro forma information is as follows:

                                                  1998      1997       1996
            NET INCOME IN THOUSANDS              ------    -------    -------
Net income as reported.........................  $6,634    $26,062    $27,072
Pro forma net income...........................  $6,383    $26,062    $27,072
Basic net income per share as reported.........  $  .48    $  1.92    $  2.00
Pro forma basic net income per share...........  $  .47    $  1.92    $  2.00
Diluted net income per share as reported.......  $  .47    $  1.90    $  1.98
Pro forma diluted net income per share.........  $  .46    $  1.90    $  1.98

     The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1996.

     The fair value of options granted in 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: dividend yield for the year, 5.60%; expected volatility of 15%; risk-free interest rate, 6%; and expected life of 8 years. The weighted average fair value of options granted during 1998 was $3.49.

     On January 1, 1997 the Stock Accumulation Plan for outside Directors was adopted. Its intent was to align the interests of the outside Directors with the interests of shareholders by paying a portion of their annual retainer in common stock. During 1998 and 1997, respectively, 1,460 and 1,620 shares were reacquired by the Company for reissuance under this plan. All of the Stock Accumulation Plan shares became fully vested upon shareholder approval of the Industries merger during 1998 and were issued to the outside Directors.

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

     At September 30, 1998, there were 385,000 authorized but unissued shares of common stock reserved for the Dividend Reinvestment Plan ("DRP"). On December 1, 1994, the DRP was converted to a market based plan. It is anticipated that no further shares will be issued under this plan.

     EARNINGS PER SHARE. Basic earnings per share is based upon the weighted average common shares outstanding during each period. Diluted earnings per share is based upon the weighted average common shares and dilutive common stock equivalent shares during each period. The weighted average number of shares used to compute diluted earnings per share consisted of the following:

                                                    1998      1997      1996
                  IN THOUSANDS                     ------    ------    ------
Average common shares outstanding during the
  year -- basic..................................  13,523    13,455    13,397
Average common equivalent shares due to stock
  options........................................     226       129       147
                                                   ------    ------    ------
Average common shares outstanding during the
  year -- diluted................................  13,749    13,584    13,544
                                                   ======    ======    ======

     Basic and diluted earnings per share are comprised of the following components:

                                                       1998    1997     1996
                                                       ----    -----    -----
Basic earnings per share
Income before change in accounting principle.........  $.31    $1.92    $2.00
Change in accounting principle.......................   .17       --       --
                                                       ----    -----    -----
Net income...........................................  $.48    $1.92    $2.00
                                                       ====    =====    =====
Diluted earnings per share
Income before change in accounting principle.........  $.31    $1.90    $1.98
Change in accounting principle.......................   .16       --       --
                                                       ----    -----    -----
Net income...........................................  $.47    $1.90    $1.98
                                                       ====    =====    =====

     CUMULATIVE PREFERRED STOCK. On January 23, 1998, notice of redemption was provided to holders of record of preferred shares, and effective March 1, 1998, all preferred shares were redeemed and are no longer outstanding.

     LONG-TERM DEBT. On February 11, 1998, $30 million of 6.26% notes to mature in 2028 were issued. $25 million of the proceeds were used to pay down an outstanding $25 million, 9.45% note and $4.9 million were used to retire outstanding preferred stock.

     SINKING FUND REQUIREMENTS AND MATURITIES. Annual sinking fund requirements and maturities of long-term debt for the next five years and thereafter are as follows:

                                                              LONG-TERM
                                                                DEBT
IN THOUSANDS                                                  ---------
1999........................................................  $  1,247
2000........................................................    11,190
2001........................................................    36,257
2002........................................................    26,375
2003........................................................    29,333
Thereafter..................................................   136,320
                                                              --------
Total.......................................................  $240,722
                                                              ========

     As of September 30, 1998, long-term debt agreements contain no provisions restricting the payment of dividends on common stock. The merger agreement restricts dividend payments to typical quarterly payments. All debt is unsecured.

     As of September 30, 1998 and 1997, $240.7 and $234.5 million, respectively, of long-term debt was outstanding at weighted average interest rates of 7.02% and 7.34%, respectively. Long-term debt is payable through 2031.

     An interest rate hedging agreement was entered into with respect to $18 million of long-term debt under a revolving credit agreement to fix the interest rate for this debt at 5.75% through March 2000. During the year ended September 30, 1998, payments under the instrument were $9,600. There were no receipts pursuant to the instrument.

     FAIR VALUES OF FINANCIAL INSTRUMENTS. The estimated fair values of financial instruments are summarized below:

                                                     CARRYING/
                                                     NOTIONAL     ESTIMATED
                                                      AMOUNT      FAIR VALUE
IN THOUSANDS                                         ---------    ----------
September 30, 1998
Long-term debt.....................................  $240,722      $248,329
Interest rate swap.................................  $ 18,000      $    250

September 30, 1997
Capital lease obligations..........................  $    694      $    697
Long-term debt.....................................  $234,500      $245,619

     The fair values of capital lease obligations were estimated using the present value of the minimum lease payments discounted at market rates. The fair values of long-term debt are estimated based on current rates offered for debt of the same remaining maturities. The carrying amounts for cash and temporary cash investments, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair values, due to the short-term nature of these instruments.

     At September 30, 1998, an outstanding off-balance sheet interest swap agreement ("instrument") with total notional principal amount of $18 million fixed the interest rate at 5.75%. The notional principal amount for the instrument provides one measure of the transaction volume outstanding as of September 30, 1998 and does not represent the amount of exposure to credit risk or market loss. The notional principal and fair value of the instrument do not reflect the gains or losses associated with the exposures and transactions that the instrument is intended to hedge. The amount ultimately realized upon settlement of this instrument, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instrument.

NOTE 4

LEASES

     Noncancelable operating leases have been entered into for the use of certain facilities and equipment. Operating lease agreements generally contain renewal options and certain leases contain renewal and purchase options and escalation clauses. There are no capital leases at September 30, 1998. Future annual minimum rental payments under long-term noncancelable operating leases at September 30, 1998, are as follows:

IN THOUSANDS:
1999........................................................  $13,174
2000........................................................    8,766
2001........................................................    8,519
2002........................................................    8,470
2003........................................................    8,567
Thereafter..................................................   34,947
                                                              -------
Future minimum lease payments...............................  $82,443
                                                              =======

     The following rentals were charged to operating expenses:

                                                        CAPITAL    OPERATING
                                                        LEASES      LEASES
IN THOUSANDS                                            -------    ---------
1998..................................................  $  726      $17,592
1997..................................................  $1,096      $10,258
1996..................................................  $1,281      $ 8,007

     A series of sale/leasebacks of automatic meter reading devices and water heaters were executed during 1998 with no gain or loss to the Company. $23.8 million, representing the carrying value of the assets sold, was received, which was used to reduce short-term debt and pay general corporate expenses. In conformity with its regulatory accounting requirements, rent expense is recorded as if all leases were operating leases.

     Interest included in capital lease payments was $32,000, $119,000, and $173,000 in 1998, 1997, and 1996, respectively.

NOTE 5

SHORT-TERM DEBT AND LINES OF CREDIT

                                                        1998       1997
IN THOUSANDS                                           -------    -------
Unsecured bank lines of credit
     Principal outstanding (thousands)...............  $12,700    $26,625
     Weighted average interest rate..................    6.22%      6.72%
Commercial paper
     Principal outstanding (thousands)...............  $70,000    $25,000
     Weighted average interest rate..................    5.62%      5.62%
Total short-term debt
     Principal outstanding (thousands)...............  $82,700    $51,625
     Weighted average interest rate..................    5.71%      6.19%

     Unsecured bank lines of credit aggregating $95.0 million are available, for which commitment fees are paid, in addition to $30.0 million under the Fuel Purchase Agreements as described in note 6, of which $12.7 million was outstanding at September 30, 1998.

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

NOTE 7

PENSION AND EMPLOYEE BENEFIT PLANS

     PENSION PLANS. The funded status of pension plans as of September 30, 1998 and 1997, is as follows:

                                                        1998       1997
IN THOUSANDS                                           -------    -------
Vested benefits......................................  $73,136    $61,060
Nonvested benefits...................................      477        978
                                                       -------    -------
Accumulated benefit obligation.......................   73,613     62,038
Additional benefits related to future compensation
  levels.............................................   11,133      9,138
                                                       -------    -------
Projected benefit obligation.........................   84,746     71,176
Plan assets at fair value............................   90,577     86,907
                                                       -------    -------
Plan assets in excess of plan benefit obligations....  $ 5,831    $15,731
                                                       =======    =======

     Plan assets are primarily invested in marketable pooled funds holding equity and corporate debt securities and cash equivalents. Certain changes in items shown above are not recognized as they occur, but are systematically amortized over subsequent periods. Unrecognized amounts as of September 30, 1998 and 1997, are as follows:

                                                        1998       1997
IN THOUSANDS                                           -------    -------
Unrecognized net gain (loss).........................  $    (4)   $ 9,634
Unrecognized prior service cost......................   (3,872)    (4,311)
Unrecognized net transition obligation...............   (1,768)    (2,683)
Prepaid pension costs included in the Consolidated
  Balance Sheets.....................................   11,475     13,091
                                                       -------    -------
Plan assets in excess of plan benefit obligations....  $ 5,831    $15,731
                                                       =======    =======

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1998 and 8.0% for 1997 and 1996. The expected long-term rate of return on plan assets and the rate of increase in future compensation levels used were 9.0% and 4.5%, respectively, for 1998, 1997 and 1996. Net pension cost for 1998, 1997, and 1996 included the following components:

                                             1998        1997       1996
IN THOUSANDS                                -------    --------    -------
Service cost-benefits earned..............  $ 1,811    $  1,883    $ 2,052
Interest cost on benefit obligations......    5,740       5,731      6,292
Actual return on plan assets..............   (7,646)    (14,753)    (8,210)
Net amortization and deferral.............    1,466       9,242      2,309
Restructuring -- early retirement.........      155       4,923         --
                                            -------    --------    -------
Net pension cost..........................  $ 1,526    $  7,026    $ 2,443
                                            =======    ========    =======

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The present value of the accumulated benefit obligation for postretirement benefits other than pensions was $23.2 million and $23.5 million, at September 30, 1998 and 1997, respectively. The components of expense are as follows:

                                              1998       1997       1996
IN THOUSANDS                                 -------    -------    -------
Interest cost..............................  $ 1,616    $ 1,775    $ 1,880
Service cost...............................      234        307        453
Actual return on assets....................   (2,012)    (3,649)    (2,355)
Net amortization...........................   (5,460)     2,352      1,656
Deferred assets............................    3,976      1,815        967
Restructuring -- early retirement..........       --      3,995         --
                                             -------    -------    -------
Other postretirement benefit (income)
  expense..................................  $(1,646)   $ 6,595    $ 2,601
                                             =======    =======    =======

     The method of recognizing actuarial gains and losses for the postretirement benefit plans was changed in 1998 (see note 1.) Without the change in accounting principle, 1998 postretirement benefit expense would have been $2.1 million.

     The funded status of the Company's other postretirement benefit plans as of September 30, 1998 and 1997 is as follows:

                                                       1998        1997
IN THOUSANDS                                         --------    --------
Retirees...........................................  $ 15,819    $ 12,324
Fully eligible active employees....................     2,553       3,768
Other active employees.............................     4,788       7,405
                                                     --------    --------
Accumulated other postretirement benefit
  obligation.......................................    23,160      23,497
Fair value of plan assets..........................   (26,180)    (25,772)
Unrecognized net transition obligation.............   (15,961)    (17,025)
Unrecognized net gain..............................     5,607      11,548
                                                     --------    --------
Prepaid other postretirement benefits recorded in
  the Consolidated Balance Sheets..................  $ 13,374    $  7,752
                                                     ========    ========

     Plan assets are held in voluntary employee benefit association ("VEBA") trusts and medical funds in the pension plans. VEBA assets are invested in common stocks, bonds, and cash equivalents. The accumulated other postretirement benefit obligation was determined using assumed discount rates of 7.0% for 1998 and 8.0% for 1997 and 1996, expected long-term pre-tax rate of return on plan assets of 9.0% for 1998, 1997 and 1996, and health care cost trend rates of 5.0%, in 1998 and 1997 and 8.0% for 1996. An annual 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $953,000 and the cost for 1998 by $150,000.

     RETURN ON PREPAYMENTS OF POSTRETIREMENT BENEFITS. As permitted by regulatory authorities, noncash returns of $1.5 million, $1.7 million and $1.5 million for 1998, 1997, and 1996, respectively, have been recorded on amounts of prepayments associated with employee postretirement benefit plans other than pensions. Regulators permitted the accrual of returns on these prepayments because the plan funding will significantly reduce the future costs of the plans.

     POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS. The present value of the accumulated benefit obligation for postemployment benefits other than pensions was $5.0 million and $5.2 million at September 30, 1998 and 1997.

     EMPLOYEE SAVINGS PLANS. Employee Savings Plans ("ESP") provide eligible employees with an incentive to save and invest regularly. The ESP are defined contribution plans, which allow eligible employees to defer a portion of their salaries to employee-funded pretax retirement savings accounts. Matching contributions to certain employee deferrals were $1.2 million, $1.2 million, and $1.3 million in 1998, 1997, and 1996, respectively.

NOTE 8

RESTRUCTURING COSTS

     During 1997, the Company was restructured in response to deregulation within the natural gas industry. A total of $13.1 million was spent on restructuring which consisted primarily of early retirement programs for certain employees, consulting fees, and other related costs. Eighty-six employees (approximately 8.5% of the workforce) accepted an offer of enhanced retirement benefits which resulted in $4.9 million in additional pension benefits and $4.0 million in additional medical benefits to be funded by the pension and VEBA plans. At September 30, 1997, all restructuring costs incurred in the Massachusetts jurisdiction were expensed, resulting in an $11.2 million charge to income. These costs had been initially deferred pending regulatory approval of a petition to amortize these costs over future periods. During the fourth quarter, the petition was withdrawn as part of a negotiated settlement in the Performance-based Rate filing. At September 30, 1998 and 1997, $1.1 million and $1.7 million, respectively were deferred for amortization in future periods in other jurisdictions. The amortization of those deferrals was $626,000 and $191,000, in 1998 and 1997, respectively.

NOTE 9

COMMITMENTS AND CONTINGENCIES

     LONG-TERM OBLIGATIONS. Long-term contracts provide for the purchase, storage, and transportation of approximately half of projected gas supplies. Certain of these contracts contain minimum purchase provisions, which in the opinion of management, are not in excess of requirements.

     Natural gas is imported from Canada through a converted oil pipeline leased from the Portland Pipe Line Corporation ("PPLC"). The Portland Natural Gas Transmission System ("PNGTS"), a long-term capacity addition, is currently under construction by a consortium of energy investors, including an affiliate of the Company, to provide a permanent pipeline link with Canadian gas suppliers and is planned to be in service in the spring of 1999. An option has been exercised with PPLC to extend the lease until April 1999.

     PURCHASE OF LNG PLANT. Bay State has agreed to purchase a liquefied natural gas plant on February 1, 1999 for $12.5 million.

     INVESTMENTS.  The following table summarizes investments:

                                                          1998      1997
IN THOUSANDS                                             -------   -------
PNGTS..................................................  $10,597   $11,470
Wells LNG..............................................    9,370     7,878
Other..................................................       34        34
                                                         -------   -------
Total..................................................  $20,001   $19,382
                                                         =======   =======

     PNGTS is an interstate pipeline that will extend 292 miles from the US-Canadian border to the New Hampshire-Massachusetts border. The project has secured contracts for service to the New England market and has received all the necessary regulatory approvals. Construction is under way and the project is planned to be in service in the spring of 1999.

     On March 31, 1998, an additional 1.3% ownership interest in PNGTS was acquired when one of the partners left the project and sold its interest at book value to the partnership. On April 3, 1998, 50% of the Company's 19.06% ownership interest was sold to Industries at book value.

     Wells LNG is a proposed two million MMBtu liquefied natural gas storage facility in Wells, Maine. Final approval for construction was received from the FERC May 27, 1998. The decision regarding the construction schedule for this project is still being developed.

     Amounts invested in PNGTS and Wells LNG consist principally of the costs of developing each project and the carrying costs on these expenditures. Full recovery of these investments is dependent upon the receipt of satisfactory regulatory treatment.

     On June 30, 1997, a subsidiary which owned a 17.5% equity investment in the MASSPOWER electric cogeneration facility was sold for $17.0 million.

     ENVIRONMENTAL ISSUES. Like other companies in the natural gas industry, the Company is party to governmental actions associated with former gas manufacturing sites. Management estimates that, exclusive of insurance recoveries, expenditures to remediate and monitor known environmental sites will likely be $5 million at a minimum. Accordingly, the Company has accrued $5 million with an offsetting charge to a regulatory asset (see note 1). Accrued environmental regulatory assets do not earn a return and are not collected from customers until cash is expended. Environmental expenditures for 1998, 1997, and 1996 were $3.1 million, $1.2 million, and $2.5 million, respectively. Exclusive of amounts accrued for future expenditures, at September 30, 1998 and 1997, approximately $0.3 million and $4.9 million, respectively, of environmental expenditures had been deferred for future recovery from customers. The reduction in deferred environmental expenditures during 1998 was caused by the receipt of insurance recoveries. In the fourth quarter of 1998, $15 million in insurance recoveries were received relating to environmental costs associated with the former gas manufacturing sites. The recoveries, net of recovery costs, were shared by customers and shareholders, with the shareholders' portion having a pre-tax impact on 1998 net income of approximately $5.7 million, included in other income on the Consolidated Statement of Earnings.

     In one jurisdiction, the insurance recoveries shared with ratepayers will reduce the amount of deferred environmental costs to be recovered from customers. In all other jurisdictions, recoveries shared with ratepayers will be passed back to customers over approximately one year.

     REGULATORY ASSETS. Significant regulatory assets arising from the rate-making process associated with income taxes, employee benefits, and environmental response costs have been recorded. Based on its assessments of decisions by regulatory authorities, management believes that all regulatory assets will be settled at recorded amounts.

     The following table summarizes the principal regulatory assets as of September 30, 1998 and 1997:

                                                            1998     1997
IN THOUSANDS                                               ------   ------
Postemployment benefit costs.............................  $  290   $4,850
Accrued environmental costs..............................  $5,000   $4,900

     Postemployment benefit costs are theoretically similar to pension and postretirement costs for which full recovery of costs had been approved and were therefore expected to be recoverable without carrying costs. While reviewing long-lived assets for possible impairment, management determined that the probability of recovering Massachusetts postemployment benefit costs within a reasonable timeframe was remote. Therefore, the Massachusetts postemployment benefit costs regulatory assets of $4.8 million was expensed in the fourth quarter of 1998.

     Accrued environmental costs are a regulatory asset offsetting the accrual of the lower end of the range of costs anticipated to be incurred in future periods. When environmental costs are actually incurred, they will be recovered through existing mechanisms in all jurisdictions without carrying costs.

     REGULATORY MATTERS. In the first quarter of 1998 approval was received from the MADTE for new rates associated with a "two-year rate plan," which is a form of price-cap incentive rate mechanism. As a result of this settlement, beginning January 1, 1998 rates increased $1.8 million on an annual basis in order to recover safety-related and compliance-related costs associated with maintenance of its natural gas distribution system.

     In addition, as part of the settlement, earnings above an 11.4% return on equity will be shared on a 50/50 basis between customers and shareholders. Due to 1997 performance, rates were reduced by $206,000 from January 1, 1998 to September 30, 1998. No reduction of rates based on 1998 results will be required. See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the earnings sharing mechanism.

     SEVERANCE AGREEMENTS. The Company has severance agreements with 14 officers and senior managers which become operative upon a change in control of Bay State and continue in effect for up to three years. Potential severance expense under the agreements could total $15.6 million if all covered individuals were terminated.

     LITIGATION. Various legal actions and claims arise in the normal course of business. Based on its current assessment of the facts of law, and consultations with outside counsel, management does not believe that the outcome of any action or claim will have a material effect upon consolidated financial position, results of operations, or liquidity.

NOTE 10

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            -----------   --------   --------   ------------
1998
Operating revenues...............................   $153,356     $173,557   $ 71,723     $ 51,396
Operating income (loss)..........................   $ 23,614     $ 37,182   $(10,310)    $(29,821)
Net income (loss)................................   $ 11,719     $ 20,066   $ (8,548)    $(16,603)
Per average common share:
     Diluted income (loss).......................   $   0.85     $   1.45   $   (.62)    $  (1.23)(C)
     Dividend declared and paid..................   $   .395     $   .395   $   .405     $   .405

                                                   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                                   -----------   --------   --------   ------------
1997
Operating revenues...............................   $137,006     $199,879   $ 84,624     $ 52,072
Operating income (loss)..........................   $ 24,768     $ 41,212   $   (526)    $(23,750)
Net income (loss)................................   $ 13,204     $ 22,934   $  6,098     $(16,174)
Per average common share:
     Diluted income (loss).......................   $    .97     $   1.68   $    .44(A)  $  (1.21)(B)
     Dividend declared and paid..................   $   .385     $   .385   $   .395     $   .395

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

B -- In the fourth quarter of fiscal year 1997, Bay State wrote-off previously deferred restructuring costs resulting in a $0.50 per share loss.

C -- In the fourth quarter of fiscal year 1998, Bay State changed its accounting method for accounting for actuarial gains and losses related to the postretirement benefit plans (see note 1), which added $.16 per share to net income, recorded insurance recoveries resulting in $.25 per share in additional net income, and wrote-off certain assets whose recovery was no longer probable, which resulted in a reduction of net income of $.44 per share.

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

     Although these are inherent limitations in any system of internal control, management believes that as of September 30, 1998, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

Roger A. Young                                 Thomas W. Sherman
Chairman of the Board and                      Chief Financial Officer
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Bay State Gas Company

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Bay State Gas Company and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay State Gas Company and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing actuarial gains and losses for postretirement benefit plans during 1998.

                                            /s/ KPMG PEAT MARWICK LLP

Boston, Massachusetts
October 27, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    NAME AND AGE                              BUSINESS EXPERIENCE DURING PAST 5 YEARS
                    ------------                              ---------------------------------------
Lawrence J. Finnegan, Age 67; Director since 1982;
  Term expires in 1999; Chairman of the Audit
  Committee and serves on the Corporate Governance
  Committee..........................................  Chairman of the Board of Directors, President and
                                                       Chief Executive Officer of Boston Mutual Life
                                                       Insurance Company, Canton, MA.
Douglas W. Hawes, Age 66; Director since 1992; Term
  expires in 1999; Northern Capacity ad hoc
  Committee..........................................  Lawyer; senior partner in the law firm of LeBoeuf,
                                                       Lamb, Greene & MacRae, L.L.P., New York, NY.;
                                                       Director of United Water Resources Inc., Harrington
                                                       Park, NJ.
John H. Larson, Age 68; Director since 1991; Term
  expires in 2000; Chairman of the Corporate
  Governance Committee and serves on the Compensation
  Committee and the Northern Capacity ad hoc
  Committee..........................................  Retired since 1989; President and Chief Executive
                                                       Officer of Connecticut Energy Corp., Bridgeport, CT,
                                                       prior thereto.; Director of Bolt Technology Corp.,
                                                       Norwalk, CT.
Jack E. McGregor, Age 64; Director since 1995; Term
  expires in 2001; Chairman of the Northern Capacity
  ad hoc Committee and Serves on the Audit Committee
  and Corporate Governance Committee.................  Since 1995, of Counsel to Cohen and Wolf, P.C., and
                                                       partner of Bridgeport Waterfront Investors, LLC.;
                                                       retired in 1996 as Chairman of the Board of Directors
                                                       of Aquarion Company, Bridgeport, CT, a water and
                                                       water-related services company; President and Chief
                                                       Executive Officer of Aquarion Company prior thereto;
                                                       Director of Aquarion Company; Director of People's
                                                       Bank, Bridgeport, CT.
Daniel J. Murphy III, Age 56; Director since 1986;
  Term expires in 1999; Chairman of the Compensation
  Committee and serves on the Audit Committee........  Chairman of the Board of Directors of Northmark Bank,
                                                       North Andover, MA.; Director of Watts Industries,
                                                       Inc., North Andover, MA.

                    NAME AND AGE                              BUSINESS EXPERIENCE DURING PAST 5 YEARS
                    ------------                              ---------------------------------------
George W. Sarney, Age 59; Director since 1992; Term
  expires in 2000; Compensation Committee and the
  Corporate Governance Committee.....................  President of The Foxboro Company, Foxboro, MA, a
                                                       manufacturer of instruments and systems for
                                                       industrial process automation; President and Chief
                                                       Operating Officer of Siebe Control Systems, a
                                                       Division of Siebe PLC, Windsor, U.K., of which The
                                                       Foxboro Company is a part; Director of Siebe PLC and
                                                       Bowthorpe PLC; Senior Vice President of Raytheon
                                                       Company, Lexington, MA prior thereto.
Thomas W. Sherman, Age 58; Director since 1975; Term
  expires in 2000....................................  Executive Vice President, Chief Financial Officer and
                                                       Treasurer of the Company.
Charles H. Tenney II (a), Age 80; Director since
  1974; Term expires in 2000; Corporate Governance
  Committee..........................................  Retired since 1996 as Chairman of the Board of
                                                       Directors; Chief Executive Officer of the Company
                                                       1974-1990; Retired Chairman of the Board of Directors
                                                       and Chief Executive Officer of Fitchburg Gas and
                                                       Electric Light Company, Fitchburg, MA and UNITIL
                                                       Corporation, Hampton, NH.; Director of UNITIL
                                                       Corporation.
Roger A. Young (a), Age 52; Chairman of the Board of
  Directors since 1996; Director since 1975; Term
  expires in 1999....................................  Chief Executive Officer of the Company. President
                                                       until 1995.

---------------
(a) Charles H Tenney II, Director, is the stepfather of Roger A. Young, Chairman of the Board of Directors.

     Information relating to the Executive Officers of the Registrant is contained in Part 1, Item 1, Business.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports with the Securities and Exchange Commission (the "SEC") reflecting their ownership and changes in ownership of the Company's Common Stock.

     Based on its review of reports of beneficial ownership and changes in beneficial ownership required under Section 16(a), the Company believes that during fiscal 1998 all of its directors and executive officers filed all reports of beneficial ownership and changes in beneficial ownership required under
Section 16(a) on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are not employees of the Company (the "Outside Directors") currently receive an annual retainer fee of $11,000 and a fee of $800 for attendance at each meeting of the Board. Effective January 1, 1997, the Company adopted the Bay State Gas Company Stock Accumulation Plan for Outside Directors ("Stock Accumulation Plan") as a means to align the interests of the Outside Directors of the Company or its subsidiaries more closely with the interests of the Company's shareholders by paying a portion of their annual retainer in Common Stock of the Company. Under terms of the Stock Accumulation Plan, Outside Directors who do not have beneficial ownership of the Company's Common Stock having a value at least equal to six times the annual retainer then in effect (currently $66,000) will receive their annual retainer in shares of Common Stock of equivalent value that will be credited to a stock account for the benefit of such Directors and will vest, except for certain automatic vesting provisions under the plan, upon completion of two (2) years of service from the annual retainer payment date (the date of the Company's Annual Meeting of Common Shareholders).

     According to the provisions of the plan, in fiscal 1998 Messrs. Hawes, Larson, McGregor, Murphy and Sarney all had 292 shares of Bay State Gas Company Common Stock credited to their respective stock accounts subject to the above referenced two-year vesting period. All other Outside Directors received their annual retainer in cash.

     Under the terms of the Plan, upon the occurrence of a "Change in Control" of Bay State. including approval of a merger agreement by the Company's shareholders, shares of common stock credited to each participant's Stock Account immediately vest. On May 27, 1998, the Company's shareholders approved the Merger Agreement with Industries. Subsequently, each Director in the plan was paid the number of shares credited to his or her stock account together with cash in an amount equal to all dividends which would have been paid or such shares during the vesting period. Accordingly, Messrs. Larson, McGregor, Murphy, and Sarney each received 697 shares of Company common stock and $1,193.45 in cash equivalent of accumulated dividends, and Mr. Hawes received 292 shares of common stock and cash of $233.60.

     Members of the various Board Committees currently receive an annual Committee fee of $1,000 and a fee of $800 for attendance at each meeting of said Committees. Members of any ad hoc Committee just receive a fee of $800 for attendance at each meeting of said Committees. Directors who are employees of the Company receive no fees as members of the Board or any Committee thereof. All Directors are entitled to reimbursement of expenses incurred in connection with attendance at meetings of the Board and any Committee on which they serve.

     Mr. Tenney is a former executive officer of the Company and served as such until his resignation as an employee of the Company in 1992, at which time he became a consultant to the Company pursuant to a Senior Advisory Agreement between himself and the Company. The Senior Advisory Agreement between Mr. Tenney and the Company was last extended on January 22, 1998 and has a two-year term, subject to extension as provided therein. Under the terms of the current Senior Advisory Agreement, Mr. Tenney received $72,500 plus reasonable and normal business related expenses in fiscal 1998.

     Until January 22, 1998, the Company had a directors' advisory council composed of retired members of the Company's Board of Directors known as a Director Emeritus. Directors Emeriti have no right to vote on any action that may come before the Board, nor is their presence counted for purposes of determining a quorum. Directors Emeriti receive as compensation for such advisory services an annual retainer of $11,000 and a fee of $800 for each Board meeting attended, as well as reimbursement for any expenses incurred in connection with attendance at any meeting. Retired Board members Endicott Smith and Richard L. Brickley served as Directors Emeriti during the fiscal year.

DIRECTORS RETIREMENT PLAN

     In 1994, the Company adopted the Bay State Gas Company Directors' Retirement Plan for the purpose of providing retirement income to Directors of the Company who are not officers of the Company. The plan provides for (a) a minimum of five years of service as a Director to qualify, (b) an annual benefit equaling ten percent of final year's retainer times the number of years of service up to a maximum benefit equaling one hundred percent of final year's retainer, (c) the benefit to be paid for the remainder of the life of said Director but in no event for a period of time longer than the number of years of service as a Director and (d) payments to begin at the later of retirement as a Director, end of service as Director Emeritus, or age 65. Effective January 22, 1998, Endicott Smith, Richard L. Brickley and Walter C. Ivancevic qualified for this plan. They each received benefits of $8,250 under this plan in fiscal 1998.

                             EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

     This report outlines the framework used for making compensation decisions, the Company's management compensation philosophy, and the criteria used for making compensation decisions in fiscal 1998 regarding the Chief Executive Officer (CEO) and the other executive officers named in the Summary Compensation Table below (the "Named Officers").

  Framework for Compensation Decisions

     The Board of Directors (the "Board") has overall responsibility for the Company's compensation and benefit programs. The Board has appointed the Compensation Committee (the "Committee"), consisting entirely of non-employee Directors, to facilitate its fulfillment of this responsibility. The Committee administers the Company's salary program, Profit Sharing Plan, and the Stock Performance Sharing Plan, and reviews and recommends for Board approval all decisions relating to the compensation of the CEO and all other officers. Decisions relating to all other officers' compensation are based on recommendations of the CEO, as reviewed and approved by the Committee.

  Philosophy of Management Compensation

     The Company manages its compensation philosophy and programs to accurately reflect its competitive business environment and growth-oriented culture. The pay philosophy and programs strengthen the linkage between executive pay and Company performance.

     The Company has an aggressive goal to significantly improve shareholder value by being an industry growth leader under deregulation. To assist in accomplishing this goal the Company has compensation programs that link executive pay to Company performance relative to: 1) its financial targets, and
2) the performance of a selected peer group of companies who are aggressively managing issues under deregulation. When Company performance exceeds or falls below: 1) its financial targets or 2) that of the selected peer group companies, by design of the Company's compensation programs, the executives' overall compensation levels will exceed or fall below competitive levels respectively.

  Criteria Used for Making Compensation Decisions in Fiscal 1998

     On January 22, 1998, the Board of Directors established the Office of the Chief Executive and appointed Roger A. Young, Chairman of the Board of Directors, and Joel L. Singer, President, to serve as Co-Chief Executive Officers ("Co-CEOs".) Mr. Singer served in this capacity until his resignation on September 18, 1998. Mr. Young was subsequently reappointed CEO.

  Base Salary

     Each year the Company, with the assistance of an outside consulting firm, reviews various salary surveys to confirm that compensation levels for executive officers are consistent with competitive practices in: 1) general industry; 2) the gas utility industry; and 3) other companies in the Company's geographic area. Salary increases are based on an individual's performance and his or her current compensation compared to competitive market compensation.

     The Committee recommended and the Board approved, effective January 1, 1998, merit increases in base salaries for each of the Named Officers based on successful achievement of specific quantitative and qualitative measures including: growth in earnings per share and net gas sales; reduced operating, maintenance, and capital expenses; regulated community leadership; and achievement of major change initiatives.

     In evaluating the performance of the Co-CEOs, the Committee noted that quantifiable objectives were met or exceeded in the areas listed above. The Committee further noted accomplishment in the areas of: financial results realized through the sale of MASSPOWER cogeneration facility; growing of new products and services through the acquisition of SavageAlert, Inc.; and the building of a significant new business partnership.

     Based on the above results, the Committee recommended and the Board approved a $25,000 increase in Mr. Young's base salary and a $22,500 increase in Mr. Singer's base salary, effective January 1, 1998. With the appointment of Joel L. Singer as President and Co-Chief Executive Officer on January 22, 1998, the Committee recommended and the Board approved an additional increase of $46,500 in Mr. Singer's base salary.

  Profit Sharing Plan

     Bonuses paid under the Profit Sharing Plan are recommended by the Committee and approved by the Board based on a specified formula. Target awards for the CEO and Named Officers range from 30% to 50% of base salary. Actual awards have the potential of ranging from 0% to 200% of target (300% of target for EnergyUSA), based on corporate and business unit performance.

     The Committee established corporate performance targets in three different areas for the CEO and the Named Officers. These measures included: financial (earnings per share) and non-financial performance (customer satisfaction and safety) against predetermined targeted levels, and major change initiatives.

     Mr. Young's Profit Sharing Award of $180,000, which was 100% of the target, was based on the achievement of targeted earnings and the building of a significant new business partnership. In accordance with the Profit Sharing Plan document, Mr. Singer did not receive an award because he was not employed by the Company at the time of the actual payment.

  Stock Performance Sharing Plan

     The Committee recommends and the Board approves annual awards of performance shares granted to all executive officers and certain exempt employees. The performance shares granted to the Co-CEOs and the other Named Officers were awarded as part of the officers' total compensation based on competitive analysis and the recommendations of an outside consulting firm. The number of performance shares granted to each of the Co-CEOs in fiscal 1998 was 14,000.

     In accordance with the Stock Performance Sharing Plan's "Change of Control" provision, upon shareholder approval of the Merger Agreement with NIPSCO Industries, Inc. on May 27, 1998, Messrs. Young and Singer's outstanding performance shares vested and they received payments of $767,956 and $566,422, respectively, representing the cash equivalent of 50% of their outstanding performance shares under this Plan. (See "Long-Term Compensation -- Stock Performance Sharing Plan".)

COMPENSATION COMMITTEE
Daniel J. Murphy III, Chairman
John H. Larson
George W. Sarney

PERFORMANCE GRAPH

     The following table shows a line graph comparing the yearly percentage change in the cumulative total return assuming price appreciation and reinvestment of dividends for the Company's Common Stock, the S&P 500 Index, which is a broad equity market index, and the Edward Jones Gas Distribution Index, a published industry index consisting of natural gas distribution companies weighted by market capitalization which includes the Company.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
      BAY STATE GAS, S&P 500 INDEX AND EDWARD JONES GAS DISTRIBUTION INDEX

                                  [LINE GRAPH]

                                      BAY STATE GAS                          EDWARD JONES GAS
                                         COMPANY         S & P 500 INDEX    DISTRIBUTION INDEX
SEP-93                                     100                 100                 100
SEP-94                                      92                 104                  87
SEP-95                                      95                 135                  98
SEP-96                                     111                 162                 117
SEP-97                                     128                 227                 137
SEP-98                                     179                 248                 154

     E. D. Jones & Co. Gas Distribution Index includes the following companies:
AGL Resources, Atmos Energy, Bay State Gas, Berkshire Gas, Cascade Natural Gas, Colonial Gas, Connecticut Energy, Corning Natural Gas, CTG Resources, Delta Natural Gas, Energy West, Energynorth, Energysouth, Essex County Gas, Fall River Gas, Indiana Energy, Laclede Gas, New Jersey Resources, North Carolina Natural Gas, Northwest Natural Gas, NUI, Pennsylvania Enterprises, Peoples Energy, Piedmont Natural Gas, Providence Energy, Public Service of NC, Roanoke Gas, South Jersey Industrials, Southern Union, Washington Gas Light, and Yankee Energy System.

COMPENSATION OF OFFICERS

     The following table shows all compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for each of the past three fiscal years ended September 30, 1996, 1997 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                            ANNUAL COMPENSATION           COMPENSATION
                                     ---------------------------------    ------------
                                                             OTHER
                                                             ANNUAL           LTIP        ALL OTHER
                                     SALARY      BONUS    COMPENSATION      PAYOUTS      COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR      ($)      ($)(A)       ($)(B)          ($)(C)         ($)(D)
---------------------------  ----    -------    -------   ------------    ------------   ------------
Roger A. Young.............  1998    353,750    180,000       5,788         767,956          36,305(e)
  Chairman of the Board &    1997    332,500    238,855       1,196              --          21,595
  Chief Executive Officer    1996    307,733     98,293       2,259              --          17,854
Joel L. Singer.............  1998    287,146         --         420         566,422       1,948,540(f)
  President & Chief          1997    236,250    171,120         137              --           7,584
  Operating Officer          1996    217,500     73,560          19              --           1,237
Thomas W. Sherman..........  1998    188,875     57,600       1,972         236,226          16,257(g)
  Executive Vice             1997    177,000     76,790         463              --          12,356
  President, Treasurer &     1996    167,875     32,884       1,004              --          10,716
  Chief Financial Officer
William L. Glascock........  1998    177,625     36,100       1,039         158,900           7,134(h)
  Senior Vice President      1997    135,783     78,512      39,327              --           1,404
                             1996         --         --          --              --              --
James D. Simpson...........  1998    140,925     58,850          --         187,477           6,602(i)
  Senior Vice President      1997    132,550     50,000          --              --           7,751
                             1996    119,350     24,605          --              --           4,281
Thomas J. Aruffo...........  1998    133,090     66,496          --          33,103             495(j)
  Vice President             1997         --         --          --              --              --
                             1996         --         --          --              --              --

---------------

NOTES:
 (a) Includes awards pursuant to the Profit Sharing Plan which are shown for the fiscal year upon which performance was measured (see "Report of the Compensation Committee -- Profit Sharing Plan") and any other special or extraordinary bonus earned during the fiscal year.

(b) Unless otherwise indicated, "Other Annual Compensation" includes interest in excess of 120% of the applicable Federal long-term rate ("above-market interest") on compensation paid or payable during the fiscal year but deferred at the officer's election pursuant to the Key Employee Deferred Compensation Plan ("KEDCP").

 (c) The indicated payments were made upon a "change of control" as defined in the Company's Stock Performance Sharing Plan for long-term incentive plan awards made in fiscal 1996, 1997, and 1998 (see "Long-Term
     Compensation-Stock Performance Sharing Plan".)

(d) "All Other Compensation" includes the following: (i) employer matching contributions under the Company's Employee Savings Plan ("ESP"), (ii) above-market interest earned during the fiscal year on compensation deferred prior to the fiscal year pursuant to the KEDCP and (iii) term life insurance premiums paid by the employer for the benefit of the Named Officers.

 (e) Included for Mr. Young is an employer contribution of $5,000 under the ESP and above-market interest of $30,250 and a term life insurance premium of $1,055.

 (f) Included for Mr. Singer is a severance payment of $1,940,440 paid in fiscal 1998 upon his resignation as President and Co-Chief Executive Officer of the Company (see "Severance Agreements".) Also included for Mr. Singer is an employer contribution of $6,577 under the ESP, above market interest of $496 and a term life insurance premium $1,027.

 (g) Included for Mr. Sherman is an employer contribution of $4,199 under the ESP, above-market interest of $11,283 and a term life insurance premium of $775.

(h) Included for Mr. Glascock is an employer contribution of $6,203 under the ESP, above market interest of $203 and a term life insurance premium of $728.

 (i) Included for Mr. Simpson is an employer contribution of $5,998 under the ESP and a term life insurance premium of $604.

 (j) Included for Mr. Aruffo is a term life insurance premium of $495.

                        OTHER COMPENSATION ARRANGEMENTS

STOCK OPTIONS

  Key Employee Stock Option Plan

     The Company has in effect a Key Employee Stock Option Plan ("KESOP") to provide for grants of options to key employees to purchase Common Stock of the Company. In fiscal 1998 the Board approved the granting of options under the KESOP to new employees of the Company and its subsidiaries. No stock options were granted to any named executive officer in the Summary Compensation Table in fiscal 1998 pursuant to the KESOP.

     Options granted under the KESOP have been entirely non-qualified stock options. The maximum exercise period for any option is ten years. The option price per share for options granted under the KESOP was determined at 100% of the fair market value of the closing price for the Common Stock on the New York Stock Exchange as of the date preceding the date the option was granted. All options granted to named executive officers in the Summary Compensation Table under the KESOP are presently exercisable.

     The following table provides information with respect to options to purchase shares of the Company's Common Stock exercised in fiscal 1998 and the value of unexercised options granted in prior years under the KESOP to the named executive officers in the Summary Compensation Table and held by them as of September 30, 1998. The Company has no compensation plan under which SARs are granted.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                            SHARES                 OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
                          ACQUIRED ON    VALUE                 (#)                         ($)(b)
                           EXERCISE     REALIZED   ---------------------------   ---------------------------
          NAME                (#)        ($)(a)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   --------   -----------   -------------   -----------   -------------
Roger A. Young..........       0           $0        108,000        0            $2,025,750         $0
Joel L. Singer..........       0            0              0        0                     0          0
Thomas W. Sherman.......       0            0         53,000        0            $  978,563          0
William L. Glascock.....       0            0              0        0                     0          0
James D. Simpson........       0            0          4,500        0            $   76,219          0
Thomas J. Aruffo........       0            0              0        0                     0          0

---------------

NOTES:
(a) Fair market value of the shares acquired on the date of exercise minus the exercise price of the options.

(b) Represents the difference between the exercise prices of the options and the closing price of $38.9375 for the Company's Common Stock as quoted by the New York Stock Exchange ("NYSE") on September 30, 1998 times the number of options held.

LONG-TERM COMPENSATION

  Stock Performance Sharing Plan

     The Company has in effect a Stock Performance Sharing Plan, Amended and Restated effective October 1, 1997, and further amended on March 4, 1998. The Stock Performance Sharing Plan provides for the award of performance shares, exchangeable for shares of the Company's Common Stock in accordance with the terms of the Stock Performance Sharing Plan, to eligible employees. The Stock Performance Sharing Plan is intended to promote the interests of the Company by providing long-term performance incentives to certain employees and by increasing the opportunity for ownership in the Company by those employees who are directly responsible for the management, growth and success of the Company's business.

     Performance shares are awarded under the Stock Performance Sharing Plan upon the recommendation of the Compensation Committee and approval by the Board of Directors. Awards may be granted as of October 1 of each year from 1994 through 2003. An employee to whom an award has been made becomes vested and entitled to payment of all or a portion of the performance shares subject to the award at the end of the three-year period beginning on the date the award is granted (the "Performance Period") depending on the Company's total return to shareholders for the Performance Period. The percentage of the award to which the employee becomes entitled is determined by the Company's performance in relation to companies listed in the Edward Jones Gas Distribution Index. Performance shares will, upon vesting, be exchangeable for (i) a cash payment of equivalent value and (ii) a cash payment equal to the dividends that would have been paid on such Stock during the Performance Period.

     Under the terms of the Plan, as amended, if a "Change of Control" of the Company occurs, including approval of a merger agreement by the Company's Shareholders, during a Performance Period, an employee to whom an award has been made for that Performance Period becomes vested and entitled to immediate payment of the cash equivalent of 50% of the performance shares subject to the award. On May 27, 1998, the Company's Shareholders approved the Merger Agreement with Industries.

     The following table provides information with respect to the share payouts under the Stock Performance Sharing Plan for awards of performance shares granted in fiscal 1998 to the named executive officers in the Summary Compensation Table.

                      LONG-TERM INCENTIVE PLANS -- AWARDS
                              IN LAST FISCAL YEAR

                                                                                  PAYOUTS UNDER
                                                               PERFORMANCE          NON-STOCK
                                                NUMBER OF     PERIOD UNTIL      PRICED-BASED PLANS
                                                 SHARES       MATURATION OR           TARGET
                     NAME                          (#)           PAYOUT               ($)(A)
                     ----                       ---------    ---------------    ------------------
Roger A. Young................................   14,000      10/1/97-5/27/98         $264,250
Joel L. Singer................................   14,000      10/1/97-5/27/98         $264,250
Thomas W. Sherman.............................    4,000      10/1/97-5/27/98         $ 75,500
William L. Glascock...........................    4,000      10/1/97-5/27/98         $ 75,500
James D. Simpson..............................    4,000      10/1/97-5/27/98         $ 75,500
Thomas J. Aruffo..............................    1,700      10/1/97-5/27/98         $ 32,088

---------------
NOTES:

(a) Target refers to the amount payable if the specified performance target is reached. Pursuant to the Plan, the specified performance share target is the 50th percentile. The indicated cash payout was determined by multiplying 50% of the number of performance shares by the closing price of $37.75 for the Company's common stock as quoted by the NYSE on May 26, 1998, the day before shareholder approval of the Merger Agreement with Industries.

RETIREMENT PLANS

     The Company has in effect a funded, qualified Pension Plan and related Trust Agreement, which Plan provides retirement benefits for all non-union employees, including all officers. No amounts were set aside or allocated for the benefit of any of the named executive officers in the Summary Compensation Table under any pension or retirement plan except for unidentified amounts paid into the Trust pursuant to the Plan. Directors who are not, or have not been, officers of the Company or Northern do not participate in the Plan.

     The formula for determining annual benefits under the life annuity option of the Plan is (a) 1.4% of average annual earnings (average annual earnings during the three consecutive years of employment that are the highest average earnings) up to the Covered Compensation (thirty-five year average of the Social Security taxable wage bases ending with the last day of the calendar year in which the employee attains or will attain Social Security retirement age) amount for each of the first twenty-five years of benefit service, plus (b) 1.875% of average annual earnings in excess of the Covered Compensation amount for each of the first twenty-five years of benefit service, plus (c) .5% of average annual earnings for benefit service greater than twenty-five years, minus (d) any affiliated plan benefit. Average annual earnings includes incentive compensation and overtime pay up to certain limits and 100% of sales commissions. All salary and Profit Sharing Plan bonuses listed in the Summary Compensation Table are included in the calculation of average annual earnings for the named executive officers. The average annual earnings used for computing qualified pensions are subject to a $160,000 limitation on earnings in 1998. Messrs. Young, Singer, Sherman, Glascock, Simpson and Aruffo have 30, 3, 32, 2, 17 and 1 credited year(s) of benefit service, respectively, under the Plan.

     In 1986 the Company adopted a Supplemental Executive Retirement Plan ("SERP"), a non-qualified defined benefit plan which provides for supplemental retirement benefits to certain officers. The Chairman of the Board of Directors, the President, and Vice Presidents of the Company who are approved for participation in the SERP by the Compensation Committee are designated as eligible for benefits under the SERP. The formula for determining annual benefits under the life annuity option of the SERP is 4% of average annual earnings (average annual earnings during the three consecutive years of employment that are the highest average earnings) for each of the first fifteen years of benefit service minus the benefit payable under any qualified Pension Plan covering such persons.

     The following table sets forth, for various years of service and average compensation levels, estimated combined annual amounts payable upon retirement to those executive officers who are participants in both the applicable Pension Plan and the SERP, assuming continued active service until retirement at age 65 and that the present Pension Plan and the SERP are in effect at such time.

                               PENSION PLAN TABLE

    AVERAGE       15 YEARS OF   20 YEARS OF   25 YEARS OF   30 YEARS OF   35 YEARS OF
ANNUAL EARNINGS     SERVICE       SERVICE       SERVICE       SERVICE       SERVICE
---------------   -----------   -----------   -----------   -----------   -----------
   $125,000        $ 75,000      $ 75,000      $ 75,000      $ 75,000      $ 75,000
    150,000          90,000        90,000        90,000        90,000        90,000
    175,000         105,000       105,000       105,000       105,000       105,000
    200,000         120,000       120,000       120,000       120,000       120,000
    225,000         135,000       135,000       135,000       135,000       135,000
    250,000         150,000       150,000       150,000       150,000       150,000
    300,000         180,000       180,000       180,000       180,000       180,000
    400,000         240,000       240,000       240,000       240,000       240,000
    450,000         270,000       270,000       270,000       270,000       270,000
    500,000         300,000       300,000       300,000       300,000       300,000

SEVERANCE AGREEMENTS

     The Company has entered into severance agreements with various key employees, including each of the executive officers of the Company named in the Summary Compensation Table. The intent of the severance agreements is to assure continuity in the Company's administration and operations in the event of a Change in Control (as hereinafter described).

     Each severance agreement provides that the employee's stipulated compensation, benefits, position, responsibilities and other conditions of employment will not be reduced during the term of the agreement. The term of each agreement is for either 12, 24 or 36 months, effective upon the date on which a Change in Control of the Company occurs. Each of the executive officers named in the Summary Compensation Table is party to a severance agreement having a term of 36 months. A Change in Control is defined as occurring when (i) any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 25% or more of the Common Stock of the Company; (ii) any person other than the Company purchases shares pursuant to a tender offer or exchange offer to acquire any Common Stock of the Company (or securities convertible into Common Stock) for cash, securities or any other consideration, provided that after consummation of the offer, the Person in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 25% or more of the outstanding Common Stock; (iii) the shareholders of the Company approve any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the shares of Common Stock would be converted into cash, securities or other property or any sale, lease, exchange or other transfer of all or substantially all of the Company's assets; or the Company is the continuing or surviving corporation but in which the common shareholders of the Company immediately prior to the consolidation or merger do not hold at least a majority of the outstanding Common Stock of the corporation which owns all of the Common Stock of the Company; or where, after the merger or consolidation, one Person owns 100% of the shares of stock of the Company (except where the common holders of the Company's stock immediately prior to such merger or consolidation own at least 90% of the outstanding stock of such Person immediately after such merger or consolidation) or (iv) there is a change in a majority of the members of the Company's Board of Directors within a 25-month period unless approved by two-thirds of the Directors then still in office who were in office at the beginning of the 25-month period. Each agreement further provides that in the event (i) the employee's employment is terminated by the Company, except for the employee's acceptance of a position with another company or for cause; or (ii) the employee terminated employment due to (a) a material change in the employee's responsibilities, (b) assignment to a location more than 50 miles from the current place of employment, (c) liquidation, merger, or sale of all or substantially all of the assets of the Company, unless the successor corporation has a net worth at least equal to that of the Company, (d) reduction in total compensation, or (e) any other material breach of the agreement by the Company, the employee is entitled to a severance benefit. The amount payable to the employee upon the occurrence of any of the foregoing events is a lump sum cash amount equal to (i) the present value of either one, two or three years' base salary and bonus; (ii) the present value of the additional amount the employee would have received under the Pension Plan, and the SERP if applicable, if the employee had continued to be employed for such 12, 24 or 36 month period; and
(iii) the present value of contributions that would have been made by the Company under the ESP and Deferred Compensation Plan if the employee had been employed for such 12, 24 or 36 month period. Each agreement also provides for the continuation of all employee benefits for a period of 12, 24 or 36 months. In addition, for those employees covered by a 36 month agreement, the Company is required to make an additional payment to the employee sufficient on an after-tax basis to satisfy any tax liability incurred under the "parachute" tax rules of the Internal Revenue Code. Subsequent to Mr. Singer's resignation, effective September 18, 1998, as President and Co-Chief Executive Officer of the Company, Mr. Singer was paid a severance payment of $1,940,440.

     On May 27, 1998, the Company's Shareholders approved the Merger Agreement with Industries which constitutes a change of control as defined above. The Company has no intention of taking any action which would result in payments being owed under the severance agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows, as of December 31, 1998, the number of equity securities beneficially owned by each Director, by each of the named executive officers in the Summary Compensation Table and by all directors and executive officers of the Company as a group, together with the percentage of the outstanding shares of the applicable class of equity securities.

                                                              AMOUNT AND NATURE OF
                                                              BENEFICIAL OWNERSHIP
                                                              --------------------      PERCENT OF
                      BENEFICIAL OWNER                          COMMON STOCK(a)           CLASS
                      ----------------                        --------------------      ----------
Thomas J. Aruffo............................................              0                0.00%
Lawrence J. Finnegan........................................          6,141                0.05%
William L. Glascock.........................................            401(d)             0.00%
Doug1as W. Hawes............................................          1,292                0.01%
John H. Larson..............................................          2,141(c)             0.02%
Jack E. McGregor............................................          2,116                0.02%
Daniel J. Murphy III........................................          3,148                0.02%
George W. Sarney............................................          1,697                0.01%
Thomas W. Sherman...........................................         56,277(b)(d)(e)       0.41%
James D. Simpson............................................          4,549(b)(d)          0.03%
Joel L. Singer..............................................              0                0.00%
Charles H. Tenney II........................................        557,132(b)(d)(f)       4.08%
Roger A. Young..............................................        108,631(b)(d)          0.80%
Directors and executive officers of the Company as a group
  (19 persons)..............................................        800,065                5.78%

---------------
NOTES:
(a) Based on information furnished to the Company by the nominees and continuing Directors and executive officers of the Company. The calculation of percentages shown herein is based on the total outstanding shares of the applicable class of equity securities, except for Messrs. Young, Sherman, Simpson, and Tenney, and all Directors and executive officers of the Company as a group, where the percentage is based on the total outstanding shares of such Stock plus shares which such individuals have the right to acquire pursuant to the Company's Key Employee Stock Option Plan ("KESOP"). There are a total of 273,250 shares (1.97%) reflected in beneficial ownership which various officers have the right to acquire pursuant to the KESOP. Except as noted, each of said Directors and executive officers has voting and investment power with respect to shares beneficially owned.

(b) Included are 90,000, 49,500, 4,500 and 90,000 shares which Messrs. Young, Sherman, Simpson and Tenney, respectively, have the right to purchase pursuant to the exercise of options under the KESOP (see "Stock
    Options -- Key Employee Stock Option Plan"); they have no voting power with respect to these shares until the shares are purchased.

(c) Included are 1,444 shares which are owned by Mr. Larson's wife. He has no voting or investment power with respect to these shares.

(d) Included are 13,616; 4,320; 401; 49; and 18,692 shares which are held in trust for Messrs. Young, Sherman, Glascock, Simpson and Tenney, respectively, under the terms of the Employee Savings Plan; they have voting power only with respect to the shares credited to their accounts.

(e) Included are 600 shares held by Mr. Sherman as trustee for his parents.

(f) Included are 294,369 shares (2.15%) owned by two trusts in which Mr. Tenney has a 1/6 beneficial interest and of which he is Co-Trustee with shared voting and investment power, which shares are voted pro rata in accordance with the wishes of each of the beneficiaries thereof. Mr. Tenney disclaims beneficial ownership of such shares other than such 1/6 beneficial interests in both trusts. Also included are 60 shares which are owned by Mr. Tenney's wife. He has no voting or investment power with respect to, and no beneficial interest in, these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1998 the Company, Northern and Granite retained the legal services of the firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P., of which Douglas
W. Hawes, a Director of the Company, is a senior partner. The firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P., has acted as legal counsel for the Company on various matters for many years and is expected to be retained by the Company in this capacity in the future.

     The Company believes that the transactions described herein have been on terms representing competitive market prices which are as favorable to the Company and its subsidiaries as those available from third party entities.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THE REPORT:

     (1) The following financial statements are included herein under Part II,
         Item 8, Financial Statements and Supplementary Data

     Consolidated Statements of Earnings for the Years ended September 30, 1998, 1997, and 1996
     Consolidated Balance Sheets as of September 30, 1998 and 1997
     Consolidated Statements of Capitalization as of September 30, 1998 and 1997 Consolidated Statements of Shareholders' Equity for the Years ended September 30, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows for the Years ended September 30, 1998, 1997, and 1996 Independent Auditors' Report

     (2) The following additional data should be read in conjunction with the financial statements included in Part II, Item 8, Financial Statements and Supplementary Data. Schedules not included herein have been omitted because they are not required or are not applicable, or the required information is shown in such financial statements or notes thereto.

                                                              PAGES IN
                                                              FORM 10-K
                                                              ---------
VIII  Consolidated Valuation and Qualifying
  Accounts -- 1998, 1997, and 1996

     (3) Exhibits -- See Exhibit index on page 53.

(b) REPORTS ON FORM 8-K:

     The Company did not file a report on Form 8-K during the fourth quarter of fiscal 1998.

     Subsequent to September 30, 1998, a report on Form 8-K was filed November 16, 1998. See Exhibit 10.09.

                                                                   SCHEDULE VIII

                             BAY STATE GAS COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                               BALANCE AT     CHARGED TO                     BALANCE AT
                                              BEGINNING OF    COSTS AND                        END OF
                DESCRIPTION                      PERIOD        EXPENSE      DEDUCTIONS(a)      PERIOD
                -----------                   ------------    ----------    -------------    ----------
YEAR ENDED SEPTEMBER 30, 1998
  Allowance for doubtful accounts...........     $4,138         $5,577         $5,302          $4,413
                                                 ======         ======         ======          ======
YEAR ENDED SEPTEMBER 30, 1997
  Allowance for doubtful accounts...........     $3,557         $6,429         $5,848          $4,138
                                                 ======         ======         ======          ======
YEAR ENDED SEPTEMBER 30, 1996
  Allowance for doubtful accounts...........     $4,232         $5,444         $6,119          $3,557
                                                 ======         ======         ======          ======

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

Date:  January 12, 1999

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

                     SIGNATURE                                  CAPACITY                    DATE
                     ---------                                  --------                    ----

/s/ ROGER A. YOUNG                                   Chairman of the Board; Chief     January 12, 1999
---------------------------------------------------  Executive Officer; Director
ROGER A. YOUNG
(CHAIRMAN OF THE BOARD)

/s/ THOMAS W. SHERMAN                                Chief Financial and Accounting   January 12, 1999
---------------------------------------------------  Officer; Director
THOMAS W. SHERMAN
(EXECUTIVE VICE PRESIDENT)

/s/ LAWRENCE J. FINNEGAN                             Director                         January 12, 1999
---------------------------------------------------
LAWRENCE J. FINNEGAN

/s/ DOUGLAS W. HAWES                                 Director                         January 12, 1999
---------------------------------------------------
DOUGLAS W. HAWES

/s/ JOHN H. LARSON                                   Director                         January 12, 1999
---------------------------------------------------
JOHN H. LARSON

/s/ JACK E. MCGREGOR                                 Director                         January 12, 1999
---------------------------------------------------
JACK E. MCGREGOR

/s/ DANIEL J. MURPHY III                             Director                         January 12, 1999
---------------------------------------------------
DANIEL J. MURPHY III

/s/ GEORGE W. SARNEY                                 Director                         January 12, 1999
---------------------------------------------------
GEORGE W. SARNEY

/s/ CHARLES H. TENNEY II                             Director                         January 12, 1999
---------------------------------------------------
CHARLES H. TENNEY II

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

(4) Instruments defining the rights of security holders, including indentures:

     The following is a listing of debt instruments defining the rights of security holders, including indentures and/or note agreements for Bay State, Northern, and Granite. None of these instruments represent any securities in an amount authorized or outstanding which exceeds 10 % of the total assets of the Company as of September 30, 1998. The Company will furnish the Securities and Exchange Commission with copies of any of the instruments listed below upon request.

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

     Indenture between Bay State and The First National Bank of Boston, Trustee, dated as of April 1, 1991, for Senior Unsecured Debt Securities under which the following Notes have been issued under a Prospectus dated April 18, 1991:

-    $8,500,000 Principal Amount of 9.20% Notes due June 6, 2011
     $12,000,000 Principal Amount of 8.15% Notes due August 26,
-    2022
     $4,000,000 Principal Amount of 7.55% Notes due November 1,
-    2002
     $1,000,000 Principal Amount of 7.55% Notes due October 2,
-    2002
     $5,000,000 Principal Amount of 7.45% Notes due December 16,
-    2002
     $5,000,000 Principal Amount of 7.38% Notes due December 31,
-    2002
     $7,000,000 Principal Amount of 7.375% Notes due November 1,
-    2002
     $1,000,000 Principal Amount of 7.375% Notes due December 31,
-    2002
     $5,000,000 Principal Amount of 7.37% Notes due December 31,
-    2002
     $20,000,000 Principal Amount of 7.25% Notes due August 5,
-    2002

     Indenture between Bay State and The First National Bank of Boston, Trustee, dated as of April 1, 1991, for Senior Unsecured Debt Securities under which the following Notes have been issued under a Prospectus dated April 7, 1993:

     $10,000,000 Principal Amount of 7.42% Notes due September
-    10, 2001
     $10,000,000 Principal Amount of 7.625% Notes due June 19,
-    2023
-    $10,000,000 Principal Amount of 6.0% Notes due July 6, 2000
     $15,000,000 Principal Amount of 6.0% Notes due September 29,
-    2003
     $10,000,000 Principal Amount of 6.58% Notes due June 21,
-    2005
     $5,000,000 Principal Amount of 6.0% Notes due January 30,
-    2001
     $5,000,000 Principal Amount of 6.625% Notes due June 28,
-    2002
     $10,000,000 Principal Amount of 6.43% Notes due December 15,
-    2025
     $20,000,000 Principal Amount of 6.375% Notes due December
-    15, 2006
     $30,000,000 Principal Amount of 6.26% Notes due February 15,
-    2028

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

     Promissory Note between EnergyUSA, Inc. and Harlow D. Savage dated November 18, 1997, due November 18, 2001, in the amount of $1,174,694.

     Promissory Note between EnergyUSA, Inc. and John J. McGuire dated November 18, 1997, due November 18, 2001, in the amount of $1,098,749.

     Promissory Note between EnergyUSA, Inc. and Duane A. Fox dated November 18, 1997, due November 18, 2001, in the amount of $1,019,554.

     Promissory Note between EnergyUSA, Inc. and Philip J. Fine dated November 18, 1997, due November 18, 2001, in the amount of $488,454.

     Promissory Note between EnergyUSA, Inc. and Gary S. Solomon dated November 18, 1997, due November 18, 2001, in the amount of $163,912

(10) Material contracts:

EXHIBIT
  NO.                          DESCRIPTION                                     REFERENCE
-------                        -----------                                     ---------
*10.01    Key Employee Stock Option Plan covering key employees
          of the Company.......................................  Exhibit 10.16 to Form 10-K for 1989
                                                                 (File No. 1-7479)
*10.02    Key Employee Deferred Compensation Plan covering the
          Chairman of the Board of Directors, the President,
          and Vice Presidents of the Company...................  Exhibit 10.21 to Form 10-K for 1992
                                                                 (File No. 1-7479)
*10.03    Supplemental Executive Retirement Plan covering the
          Chairman of the Board of Directors, the President,
          and Vice Presidents of the Company...................  Exhibit 10.22 to Form 10-K for 1992
                                                                 (File No. 1-7479)
*10.04    Senior Advisory Agreement between Bay State and
          Charles H. Tenney II, dated January 27, 1995.........  Exhibit 10.05 to Form 10-K for 1996
                                                                 (File No. 1-7479)
*10.05    Severance agreement between Bay State and each of the
          executive officers of the Company....................  Exhibit 10.05 to Form 10-K for 1997
                                                                 (File No. 1-7479)
*10.06    Directors' Retirement Plan...........................  Exhibit 10.07 to Form 10-K for 1996
                                                                 (File No. 1-7479)
*10.07    Stock Performance Sharing Plan.......................  Exhibit 10.07 to Form 10-K for 1997
                                                                 (File No. 1-7479)
*10.08    Stock Accumulation Plan for Outside Directors........  Exhibit 10.08 Form 10-K for 1997
                                                                 (File No. 1-7479)
*10.09    First amendment dated as of November 16, 1998 to the
          Amended and Restated Agreement and Plan of Merger
          among NIPSCO Industries, Inc., Bay State Gas Company
          and Acquisition Gas Company..........................  Form 8-K filed November 16, 1998
                                                                 (File No. 1-7479)

(12) Statement re: computation of ratio of earnings to fixed charges, filed herewith.

(21) Subsidiaries of the Registrant, filed herewith.

(23) Consent of Independent Auditors, filed herewith.

(27) Financial Data Schedule, filed herewith.
---------------

* Incorporated by reference to the indicated filing.